Form 10QSB
period 1996-03-31
BEST OF AMERICA CORP
filed 1996-06-18
CIK 846619

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                March 31, 1996

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE EXCHANGE ACT
For the transition period from:               to:


Commission file number:                               33-26899-D

                  BEST OF AMERICA CORPORATION
      (Exact Name of Registrant as specified in its charter)

         COLORADO                              84-1082394
 (State or other jurisdiction            (IRS Employer Identi-
of incorporation or organization          fication  Number)

                     1338 Gausse Blvd. Suite 200
                      Slidell, Louisiana 70458
             (Address code of principal executive offices)

                           (504) 646-0261
                      (Issuer's telephone number)

Check mark whether the Issuer (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES: X NO:

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PREVIOUS FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. YES: NO:

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 7,629,000

Transitional Small Business Disclosure Format. YES: NO: X

                           BEST OF AMERICA CORPORATION

                                      Index


PART I   FINANCIAL INFORMATION
- ------   ---------------------

         Balance Sheet
            March 31, 1996                                          3

         Statements of Operations
            Three Months
            Ended March 31, 1995 and 1996
            and Inception to March 31, 1996                         4

         Statements of Cash Flows
            Three Months Ended
            March 31, 1995 and 1996
            and Inception to March 31, 1996                         5

         Notes to Financial Statements                              6

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              7

PART II
         Other Information                                          8

         Signatures                                                 9

                           Best of America Corporation
                          (A Development Stage Company)
                                 Balance Sheet
                                   (Unaudited)
                                                          March 31,
                                                            1996
                                                         -----------
Assets
Current Assets:
  Cash                                                   $     2,635
  Inventory                                                   16,556
  Accounts receivable                                         18,884
                                                         -----------
      Total current assets                                    38,075

Equipment, net of accumulated
 depreciation                                                  6,988

Other assets
  Deposits                                                    45,949
  Patents, net of amortization                                 5,817

                                                         $    96,829

Liabilities and Shareholders' Equity

Current Liabilities:
  Due to affiliates                                      $    46,984
  Accounts payable                                            83,587
                                                         -----------
      Total current liabilities                              130,571

Note payable - affiliate                                     128,361


Shareholders' equity
  Preferred stock, $10 par value,
   non-cumulative and convertible,
   50,000,000 shares authorized,
   no shares issued or outstanding                              -
  Common stock, no par value,
   1,000,000,000 shares authorized,
   7,629,000 shares
   issued and outstanding                                    258,930
  Paid in capital                                             26,647
  Deficit accumulated during the
   development stage                                        (447,680)
                                                         -----------
                                                            (162,103)
                                                         -----------
                                                         $    96,829
                                                         ===========


                 See accompanying notes to financial statements.

                               Best of America Corporation
                              (A Development Stage Company)
                            Statements of Operations
             For the Three Months Ended March 31, 1995 and 1996, and
           The period from Inception (July 31, 1989) to March 31, 1996
                                   (Unaudited)

                                         Three Months Ended   Inception to
                                        1995          1996   March. 31, 1996
                                     ----------  ----------  ---------------


Revenue                                $ 39,027    $  15,427      $ 439,078

Cost of sales                            10,351        2,976        144,360
Operating expenses                       44,431       77,076        739,288
                                       --------    ---------      ---------
  Total expenses                         54,782       80,052        883,648
                                       --------    ---------      ---------
    Net (loss)
      from operations                   (15,755)     (64,625)      (444,570)

Other income and expense:
  Interest expense                       (1,555)      (3,646)       (60,217)
  Other income                             -            -            57,107
                                       --------   ----------      ---------

 Net (loss)                            $(17,310)   $ (68,271)     $(447,680)
                                       ========    =========      =========


Net (loss) per share                   $    .00    $    (.01)     $    (.07)
                                       ========    =========      =========

Average shares outstanding            7,629,000     7,629,000      6,342,700
                                      =========     =========      =========


                 See accompanying notes to financial statements.

                           Best of America Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
                  For the Three Months Ended March 31, 1995 and
               1996, and the Period From Inception (July 31, 1989)
                                to March 31, 1996
                                   (Unaudited)

                                        Three Months Ended       Inception to
                                         1995        1996       March 31, 1996
                                    ------------  ------------- --------------

Cash from operations                  $ (6,476)    $(44,814)     $(173,070)

Cash flows from investing activities
    Increase in deposits on
     acquisitions                        -             -           (45,950)
    Purchase of fixed assets             (187)         (127)       (34,246)
                                       -------     --------      ---------
  Net cash provided by (used in)
   investing activities                  (187)         (127)       (80,196)

Cash flows from financing activities
    Reorganization                        -            -                53
    Increase (decrease) in due to
     affiliates                          5,175       46,984         46,984
    Increase in notes payable
     affiliates                           -            -           128,360
    Repurchase of common stock            -            -            (9,000)
    Sale of common stock                  -            -            89,504
                                      --------      -------      ---------
  Net cash provided by (used in)
    financing activities                 5,175       46,984        255,901
                                      --------     ---------     ---------

Increase (decrease) in cash             (1,488)       2,043          2,635
Cash and cash equivalents,
 beginning of period                     5,777          592           -  .
                                      --------     --------      ---------

Cash and cash equivalents,
 end of period                        $  4,289     $  2,635      $   2,635
                                      ========     ========      =========


















                 See accompanying notes to financial statements.

                           Best of America Corporation
                          Notes to Financial Statements

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended December 31, 1995.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the periods ended March 31, 1995, and 1996, aggregating $17,310 and $68,271, and since inception of $447,680 and has negative working capital of $92,496 at March 31, 1996.

During the periods presented the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and the Company's ability to finance, manage, and construct car wash operations.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. In this regard the Company has undertaken the raising of additional equity capital and debt financing. The Company's continued operations are dependent upon obtaining financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

1.  Material Changes in Financial Condition.
    ----------------------------------------

During the Three months ended March 31, 1996 the Company's principal source of funding was derived from operations and loans from shareholders.

The Registrant's sources of liquidity for the remainder of 1996 are expected to be generated from efforts to raise additional capital and advances from affiliates. This capital is essential to the continued operation of the Company. See the discussion of Capital Resources included in the Company's Report on Form 10-KSB for the year ended December 31, 1995 for additional information.

2. Material Changes in Results of Operations.
   ------------------------------------------

The operations of the Company for the periods presented include the operation of one car wash facility owned by an affiliate. Revenue decreased during the three months ended March 31, 1996 as compared to 1995 as a result of higher equipment sales in 1995 as compared to 1996.

Cost of sales were lower during the three month period ended March 31, 1996 as compared to 1995 because of the higher costs associated with the equipment sales in 1995.

Selling general and administrative expenses increased for the three months ended March 31, 1996 as compared to 1995 as a result of the Company=s attempts to expand operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

      Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
         ----------------------

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

      Not applicable.

ITEM 5.  OTHER INFORMATION.
         ------------------

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

      (a)  Not applicable.

      (b)  Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Best of America Corporation
                  (Registrant)

Dated:
      -----------------------------



By:
   --------------------------------
   President