Form 10QSB
period 1996-06-30
BEST OF AMERICA CORP
filed 1996-08-12
CIK 846619

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                    June 30, 1996

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                               33-26899-D

                          BEST OF AMERICA CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           COLORADO                                     84-1082394
 -------------------------------                 -----------------------
   (State or other jurisdiction                       (IRS Employer
 of incorporation or organization)               Identification  Number)

                           1338 Gausse Blvd. Suite 200
                            Slidell, Louisiana 70458
                   -------------------------------------------
                  (Address code of principal executive offices)

                                (504) 646-0261
                            -------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 8,129,000

 Transitional Small Business Disclosure Format. YES:   NO: X

                           BEST OF AMERICA CORPORATION
                           ---------------------------

                                      Index

                                      -----

PART I              FINANCIAL INFORMATION
- ------              ---------------------


Balance Sheet
  June 30, 1996                                                      3

Statements of Operations
  Three Months and Six Months
  Ended June 30, 1995 and 1996
  and Inception to June 30, 1996                                     4

Statements of Cash Flows
  Six Months Ended
  June 30, 1995 and 1996
  and Inception to June 30, 1996                                     5

Notes to Financial Statements                                        6

Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations                                                         7

PART II
- -------

Other Information                                                    8

Signatures                                                           9

                           Best of America Corporation
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                                                           June 30,
                                                             1996
                                                         -----------
Assets
- ------
Current Assets:
  Cash                                                   $     5,124
  Accounts receivable                                         14,735
  Prepaid expenses                                             6,363
  Inventory                                                   16,556
                                                         -----------
      Total current assets                                    42,778

Equipment, net of accumulated
 depreciation                                                  8,042

Other assets
  Deposits                                                    45,950
  Patents, net of amortization                                 5,563
                                                         -----------

                                                         $   102,333
                                                         ===========

Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities:
  Accounts payable - affiliates                          $    54,110
  Accounts payable                                           100,778
                                                         -----------
      Total current liabilities                              154,888

Notes payable - affiliates                                    50,070

Shareholders' equity
  Preferred stock, $10 par value,
   non-cumulative and convertible,
   50,000,000 shares authorized,
   no shares issued or outstanding                              -
  Common stock, no par value,
   1,000,000,000 shares authorized,
   8,129,000 shares
   issued and outstanding                                    348,877
  Paid in capital                                             26,647
  Deficit accumulated during the
   development stage                                        (478,149)
                                                         -----------
                                                            (102,625)
                                                         -----------
                                                         $   102,333
                                                         ===========


See accompanying notes to financial statements.



                             Best of America Corporation
                            (A Development Stage Company)
                              Statements of Operations
          For the Six Months and Three Months Ended June 30, 1995 and 1996,
           and The period from Inception (July 31, 1989) to June 30, 1996

                               Six Months Ended      Three Months Ended      Inception to
                            ----------------------  ----------------------   -------------
                              1995          1996      1995        1996       June 30, 1996
                            ----------------------  ---------   ----------   -------------

Revenue                    $  154,162    $  35,407  $115,135    $  19,980      $ 459,058

Cost of sales                  38,209        6,398    27,858        3,422        147,782
Operating expenses             75,088      119,939    30,657       42,863        782,151
                           -----------   ---------  --------    ---------      ---------
  Total expenses              113,297      126,337    58,515       46,285        929,933
                           -----------   ---------  --------    ---------      ---------
    Net income (loss)
      from operations          40,865      (90,930)   56,620      (26,305)      (470,875)

Other income and expense:
  Interest expense             (7,000)      (7,810)   (5,445)      (4,164)       (64,381)
  Other income                   -            -         -            -            57,107
                           ----------    ---------  --------    ---------      ---------


 Net income (loss)         $   33,865    $ (98,740) $ 51,175    $ (30,469)     $(478,149)
                           ==========    ========== ========    =========      =========


Net income (loss) per
 share                     $     -       $    (.01) $    .01    $    (.00)     $    (.08)
                           ==========    ========== ========    =========      =========


Average shares outstanding  7,629,000    7,879,000  7,629,000   8,129,000      6,357,625
                           ===========   ========== =========   =========      =========

See accompanying notes to financial statements.

                                            4

                           Best of America Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
              For the Six Months Ended June 30, 1995 and 1996, and
           the Period From Inception (July 31, 1989) to June 30, 1996

                                     Six Months Ended June 30,   Inception to
                                         1995        1996        June 30, 1996
                                    ------------  ------------- --------------

Cash flows from operations            $ 18,953     $(12,488)     $(177,178)

Cash flows from investing activities:
    Increase in deposits on acquisitions  -            -           (45,950)
    Purchase of fixed assets            (2,697)      (1,615)       (35,734)
                                      --------      -------       --------
  Net cash provided by (used in)
   investing activities                 (2,697)      (1,615)       (81,684)

Cash flows from financing activities:
    Reorganization                        -            -                53
    Increase (decrease) in due to
     Shareholders                       (4,020)      13,635        178,429
    Repurchase of common stock            -            -            (9,000)
    Sale of common stock                  -           5,000         94,504
                                      --------      -------      ---------
  Net cash provided by (used in)
    financing activities                (4,020)      18,635        263,986
                                      ---------    ---------     ---------

Increase (decrease) in cash             12,236        4,532          5,124
Cash and cash equivalents,
 beginning of period                     5,777          592           -
                                      --------     --------      ---------

Cash and cash equivalents,
 end of period                        $ 18,013     $  5,124      $   5,124
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

BASIS OF PRESENTATION
- ---------------------

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred operating losses during the period ended June 30, 1996 of $98,740, and since inception of $478,149 and has negative working capital of $112,110 at June 30, 1996.

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

STOCKHOLDERS' EQUITY
- --------------------

During the period ended June 30, 1996 the Company issued 500,000 shares of its common stock in exchange for $5,000 in cash and the forgiveness of $85,000 in debt due to a related party.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


1.  Material Changes in Financial Condition.
    ----------------------------------------

During the Six months ended June 30, 1996 the Company's principal source of funding was derived from operations and loans from affiliates.

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


2. Material Changes in Results of Operations.
   ------------------------------------------

The operations of the Company for the three months and six ended June 30, 1995 include the operation of one car wash facility owned by an affiliate. Revenue decreased significantly during the three months and six months ended June 30, 1996 as compared to 1995 as a result of the construction and sale of a car wash by the Company during 1995.

Cost of sales, which were not significant in 1996 were higher in 1995 as a result of the costs associated with the above described car wash sale.

Selling general and administrative expenses increased by approximately $12,000 and $44,000 for the three months and six months ended June 30, 1996 as compared to 1995 periods as a result of expanded sales efforts in 1996.

                                 PART II
                            OTHER INFORMATION
                            -----------------

ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
         ----------------------

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         -----------------------------------------------------

    Not applicable.

ITEM 5.  OTHER INFORMATION.
         ------------------

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

    (a)  Not applicable.

    (b)  Not applicable.

SIGNATURES
- ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Best of America Corporation
                                      (Registrant)

Dated: August 9, 1996                By:  /S/   ANATOLE PLAISANCE
                                        ----------------------------------------
                                         President