Form 10QSB
period 1996-09-30
BEST OF AMERICA CORP
filed 1996-10-31
CIK 846619

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                September 30, 1996

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                               33-26899-D

                          BEST OF AMERICA CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           COLORADO                                       84-1082394
----------------------------------                 -----------------------
  (State or other jurisdiction                     (IRS Employer Identi-
 of incorporation or organization)                   fication  Number)

                           1338 Gausse Blvd. Suite 200
                            Slidell, Louisiana 70458
--------------------------------------------------------------------------------
                  (Address code of principal executive offices)

                                 (504) 646-0261
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

                                      Index
                                      -----


PART I               FINANCIAL INFORMATION
------               ---------------------


Balance Sheet
  September 30, 1996                                                 3

Statements of Operations
  Three Months and Nine Months
  Ended September 30, 1995 and 1996
  and Inception to September 30, 1996                                4

Statements of Cash Flows
  Nine Months Ended
  September 30, 1995 and 1996
  and Inception to September 30, 1996                                5

Notes to Financial Statements                                        6

Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations                                                         7

PART II

Other Information                                                    8

Signatures                                                           9

                           Best of America Corporation
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                                                        September 30,
                                                             1996
                                                        -------------
Assets
------
Current Assets:
  Cash                                                   $       925
  Accounts receivable                                         50,365
  Prepaid expenses                                             6,039
  Inventory                                                   16,556
                                                          ----------
      Total current assets                                    73,885

Equipment, net of accumulated
 depreciation                                                  7,481

Other assets
  Deposits                                                    45,950
  Patents, net of amortization                                 5,312
                                                          ----------
                                                         $   132,628
                                                         ===========

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable - affiliates                          $    69,114
  Accounts payable                                            91,097
                                                          ----------
      Total current liabilities                              160,211

Notes payable - affiliates                                    46,574

Shareholders' equity
  Preferred stock, $10 par value,
   non-cumulative and convertible,
   50,000,000 shares authorized,
   no shares issued or outstanding                              -
  Common stock, no par value,
   1,000,000,000 shares authorized,
   8,129,000 shares
   issued and outstanding                                    348,877
  Paid in capital                                             26,647
  Deficit accumulated during the
   development stage                                        (449,681)
                                                          ----------
                                                             (74,157)
                                                          ----------
                                                         $   132,628
                                                         ===========


See accompanying notes to financial statements.

                           Best of America Corporation
                          (A Development Stage Company)
                            Statements of Operations
          For    the Nine Months and Three Months Ended  September  30, 1995 and
                 1996,  and  The  period  from  Inception  (July  31,  1989)  to
                 September 30, 1996
                                   (Unaudited)

                             Nine Months Ended        Three Months Ended
                            ----------------------------------------------  Inception to
                               1995        1996       1995          1996    Sept. 30, 1996
                            ----------  ---------- ----------  -----------  --------------

Revenue                    $  165,098    $ 143,245  $ 10,936    $ 107,838      $ 566,896

Cost of sales                  41,394       48,725     3,185       42,327        190,109
Operating expenses            106,332      152,563    31,244       32,624        814,775
                           -----------   ---------  --------    ---------      ---------
  Total expenses              147,726      201,288    34,429       74,951      1,004,884
                           -----------   ---------  --------    ---------      ---------
    Net income (loss)
      from operations          17,372      (58,043)  (23,493)      32,887       (437,988)

Other income and expense:
  Interest expense             (9,736)     (12,230)   (2,736)      (4,420)       (68,801)
  Other income                   -            -         -            -            57,107
                           ----------    ---------  --------    ---------      ---------


 Net income (loss)         $    7,636    $ (70,273) $(26,229)   $  28,467      $(449,682)
                           ==========-   ========== ========    =========      =========


Net income (loss) per
 share                     $    (.00)    $    (.01) $  (.00)    $    (.00)     $    (.07)
                           ==========    ========== ========    =========      =========


Average shares outstanding  7,629,000    7,962,333  7,629,000   8,129,000      6,388,875
                           ===========   ========== =========   =========      =========



See accompanying notes to financial statements.

                                                4


                           Best of America Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows
           For the Nine Months Ended September 30, 1995 and 1996, and
         the Period From Inception (July 31, 1989) to September 30, 1996
                                   (Unaudited)

                                    Nine Months Ended Sept.30,   Inception to
                                         1995        1996       Sept. 30, 1996
                                    ------------  ------------- --------------

Cash flows from operations            $(22,249)    $(14,561)     $(192,886)

Cash flows from investing activities:,
    Increase in deposits on acquisitions  -            -           (45,950)
    Purchase of fixed assets              -          (1,615)       (35,734)
                                       -------     ---------     ---------
  Net cash provided by (used in)
   investing activities                   -          (1,615)       (81,684)

Cash flows from financing activities:
    Reorganization                        -            -                53
    Increase (decrease) in due to
     Shareholders                       17,357       11,509        189,938
    Repurchase of common stock            -            -            (9,000)
    Sale of common stock                  -           5,000         94,504
                                      --------      -------      ---------
  Net cash provided by (used in)
    financing activities                17,357       16,509        275,495
                                      --------     ---------     ---------

Increase (decrease) in cash             (4,892)         333            925
Cash and cash equivalents,
 beginning of period                     5,777          592           -  .
                                      --------     --------      ---------

Cash and cash equivalents,
 end of period                        $    885     $    925      $     925
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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred operating losses during the nine months period ended September 30, 1996 of $70,273, and since inception of $449,682 and has negative working capital of $86,326 at September 30, 1996.

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

STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1996 the Company issued 500,000 shares of its common stock in exchange for $5,000 in cash and the forgiveness of $85,000 in debt due to a related party.

INCOME TAXES

The Company has not provided for income taxes in the accompanying statements of operations because of operating loss carryforwards.
                                        6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


1. Material Changes in Financial Condition.
   ----------------------------------------

During the Nine months ended September 30, 1996 the Company's principal source of funding was derived from operations and loans from affiliates.


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



2. Material Changes in Results of Operations.
   ------------------------------------------

The operations of the Company for the three months and nine months ended September 30, 1995 and 1996 include the operation of one car wash facility owned by an affiliate. Revenue increased significantly during the three months ended September 30, 1996 as compared to 1995 as a result of the construction and sale of a car wash by the Company during 1996. Revenue remained relatively constant for the nine months ended September 30, 1996 as compared to 1995.

Cost of sales, for the three months ended September 30, 1996 were higher than in 1995 as a result of the costs associated with the above described car wash sale. Cost of sales remained relatively constant for the nine months ended September 30, 1996 as compared to 1995.

Selling general and administrative expenses were relatively constant for the three months ended September 30, 1996 as compared to 1995 and increased significantly for the nine months ended September 30, 1996 as compared to 1995 as a result of expanded sales efforts in 1996.

                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS.

            Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

            Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5.  OTHER INFORMATION.

            Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Not applicable.

            (b)  Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Best of America Corporation
                        (Registrant)


 Dated:                                   By:
       --------------------------             ---------------------------------
                                                President