Form 10KSB
period 1996-12-31
BEST OF AMERICA CORP
filed 1997-06-19
CIK 846619

                    FORM 10-KSB
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: 12/31/95 OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 	15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

           Commission file number:  33-26899-D

                 BEST OF AMERICA CORPORATION
         (Exact name of registrant as specified in charter)

        Colorado                                 84-1082394
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

   27690 Main Street, Lacombe, LA                    70445
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
    including area code:                        (504) 646-0261

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
	  Common Stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.	Yes  __x__	No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The Corporation's revenues for its most recent fiscal year were $466,136.

As of December 31, 1996, no market makers maintained bids in the Company's securities. Therefore, no determination of the market value of the registrant's voting no par value common stock held by non-affiliates of the Registrant can be made.

The number of shares outstanding of registrant's only class of common stock, as of March 31, 1997 was 8,169,000 shares of its no par value common stock.

No documents are incorporated into the text by reference.
Transitional Small Business Disclosure Format (check one):
Yes     No x

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

	(a) General Development of Business. Best of America Corporation, formerly Unlimited Frontiers Organization, Inc. (the "Company") was incorporated under the laws of Colorado on April 1, 1988. In July, 1989, the Company completed a public offering in which it sold 7,145,000 units of its
securities for which it received gross proceeds of $171,450.   Each unit sold
in that offering consisted of one share of the Company's no par common stock and ten Common Stock Purchase Warrants, each of which entitled the holder to purchase one share of the Company's common stock for a period of two (2)
years.   The Company subsequently extended the termination date of the
warrants to April 5, 1992 and then to April 5, 1993.   The warrants expired
on that date.

Previously, the Company's sole operating purpose was the acquisition of interests and business opportunities of others by the use of some of the proceeds from its public offering, an exchange of shares with entities which desire to employ the Company's status as a public corporation or a combination of these means.

During December, 1993, the Company completed a reorganization with Best of America Car Wash Systems, Inc., a Louisiana corporation ("Best Car Wash"). The Company issued 6,484,650 of its restricted common shares for all of the
issued and outstanding common shares of Best Car Wash.   This reorganization
has been accounted for as though it were a recapitalization of Best Car Wash and sale by Best Car Wash of 1,144,350 (15%) shares of common stock in
exchange for the net assets of the Company.   On December 10, 1993, pursuant
to a special meeting in lieu of the annual meeting of the stockholders of the Company, the stockholders approved a reverse split of the outstanding common shares of the Company on a 50:1 basis (57,217,500 shares to 1,144,350 shares); the increase in the authorization of common stock from 500,000,000
shares to 1,000,000,000 no par value common shares.   In addition, the
shareholders authorized a new class of 50,000,000 shares of non-voting, non-cumulative and non-participating convertible Preferred Stock; convertible, at the Company's option, into two common shares of the Company, par value $10.00; ratified the reverse acquisition of Best Car Wash as a wholly owned subsidiary and approved the corporate name change from "Unlimited Frontiers Organization, Inc." to "Best of America Corporation."

The Company has emerged from the development stage and is on course to achieve its goals to construct, sell and manage self service and full service car wash facilities and other types of properties.

Lease and Operation of Car Wash.   During January, 1993, the Company sold a
car wash to an entity controlled by the Company's major shareholder.   The
purchase price was paid with a note in the amount of $83,699 with interest at 8% per annum due in monthly installments of $1,103 until fully paid which was used to retire the Company's debt to a construction company, and a $16,000 note to the Company with interest at 8% per annum.

The Company has entered into a month to month agreement to operate the car
wash.   The Company pays a monthly rental of $1,100 for which it receives all revenues from the car wash and is responsible for its operating expenses.

Option to Purchase Manufacturing Facility. During April, 1993, the Company and/or its majority shareholder entered into an agreement whereby they were granted an option to purchase a manufacturing operation including real
property for an aggregate price of $1,185,000.   The consideration for the
option was $15,000 for the initial 6 month period renewable for an additional
6 months for an additional $15,000.   At December 31, 1993, the Company had
advanced $32,000 towards this option which will be applied to the purchase costs described below.

During January, 1994, the option was revised whereby the Company has the option to acquire the equipment used in the manufacturing operation for an aggregate price of $285,000 payable as follows:
     a.  the $32,000 advanced as of December 31, 1993;
     b.  $53,000 on or before January 21, 1994; and
     c.  $200,000 on or before December 30, 1994.

During January, 1994, the Company advanced $20,000 of the above $53,000 with
a promise to pay the remaining $33,000 on or before March 23, 1994.   The
option and payment terms were subsequently extended to April 20, 1996.   The
Company has not exercised its option and unless the Company can negotiate an extension, the seller will be allowed to retain the deposit paid of $52,000. An extension was granted verbally through December 31, 1996 prior to which the Company transferred this option to a related company for the $52,000 that had been advanced.

Previous Specific Transactions Taken by the Company.   On September 27, 1990,
the Company and Aspen Wind entered into an Agreement (the "Conversion Agreement") concerning the Loan providing that 144,580 shares of Aspen Wind Common Stock and 6,239,113 Class B Warrants would be issued to the Company for conversion of all interest and principal of the Loan, subject to the
Company's shareholder approval.   The Company's Board of Directors
simultaneously adopted a Plan of Distribution to effect the distribution and conversion, and determined to seek shareholder approval of those transactions.

At the same time, Aspen Wind and the Company agreed to enter into a license agreement (the "License Agreement") for license of the "Aspen Wind" trademark
and marketing and distribution of boating products.   The License Agreement
was to be contingent upon the Company's shareholders approving the conversion of the Loan and distribution of Aspen Wind securities to the Company's
security holders.   The License Agreement would have granted the Company the
right to manufacture, market and distribute, in the fifty states of the United States, and its districts, territories and commonwealths located within 1,000 miles of the forty eight continental states (including the U.S. Virgin Islands and Puerto Rico), boating products bearing the Aspen Wind name, for five years (with a conditional five year option period), with a royalty of 3% of net sales of such products by the Company payable to Aspen
Wind.   In return, Aspen Wind would have issued the Company's Common Stock equal in number to 51% of the shares of the Company's Common Stock outstanding after that issuance.

Potential tax effects of the contemplated transactions on the Company and its security holders caused the Company and Aspen Wind to amend the Conversion Agreement on March 21, 1991 and terms of the Aspen Warrants so that (i) $120,000 worth of Aspen Wind Common Stock would be received (up to a maximum of 300,000 shares) based on the average of the bid and ask price for the five trading days before the effective date of the conversion; (ii) the Aspen Wind Class B Warrants would be exercisable at 110% of the ask price on the five trading days before the effective date of the Conversion, not be listed on NASDAQ system, and not be exercisable for 90 days after the effective date of the Conversion unless waived by Aspen Wind; and (iii) Aspen Wind agreed to register for resale the Aspen Wind Class B Warrants received by Joseph S. Tittman and Marvin C. Dyer, the Company's former directors.

The amendment also extended the due date of the $95,000 Promissory Note to the earlier of 30 days after the failure of a condition to the Conversion which was not waived, or August 1, 1991.

In early 1992, Aspen Wind and the Company determined that, in view of market conditions, changing goals of Aspen Wind and current needs of the Company and its security holders, the transactions contemplated by the Conversion
Agreement and the License Agreement would not be consummated.   Aspen Wind
then was undertaking the acquisition of Marine Sports, Inc. and had determined to file a Registration Statement covering certain securities of
Aspen Wind.   As a result of these transactions and negotiations, on March
19, 1992, The Company and Aspen Wind entered into a new agreement (the "Amended Loan Agreement") which (i) terminated all obligations under the Conversion Agreement; (ii) provided for repayment of the Loan with 250,000 shares of Aspen Wind's no par value common stock (the "Aspen Stock") and 1,750,000 warrants (the "Aspen Warrants") to purchase common stock of Aspen
Wind: (iii) provided for registration of the shares to be issued to the Company under the Registration Statement for the Aspen Wind securities; (iv) required Aspen Wind to pay the Company $15,000 for expenses previously incurred by the Company in its transactions with Aspen Wind: and (v) provided that, if the Aspen Wind Registration Statement was not declared effective on or before July 20, 1992 and the deadline was not extended, the Company would be reinstated with its ability to obtain repayment of the Loan in cash or in stock of Aspen Wind and to have certain piggyback registration rights for that unregistered stock.

At the same time, the Company's directors determined to distribute to its shareholders all rights under the Amended Loan Agreement except the right to
receive the Aspen warrants and to receive the $15,000 payments.   After
effectiveness of the Aspen Registration Statement (which, thereupon, changed its name to Aspen Marine, Inc.), Aspen paid to the Company, a nominee for its shareholders, the Aspen Stock, and directly, the Aspen Warrants and $15,000 in full payment of the Loan.

The Company's directors also determined to offer to the Company's Warrant holders, on a pro rata basis, the Aspen warrants in exchange for cancellation
of all outstanding Company warrants.   That transaction was completed on
September 15, 1992.

      (b) Financial Information About Industry Segments. During its last three fiscal years, the Company's operations were focused on obtaining business opportunities through investments in or combinations with operating
entities.   The Company shall act as a holding company under which its wholly owned subsidiary, Best Car Wash will operate.

      (c)  Narrative Description of Business.

The Company has begun to sell car wash systems, soaps and chemicals and replacement parts as well as manage the leased car wash. As a result, the Company had limited need for raw materials, trademarks or similar rights, customers, contracts with governmental entities, research and development activities, or involvement with governmental regulations other than those
governing securities, corporate and tax matters.   The following discussion
is on the operations of the Company's wholly owned subsidiary and its own subsidiary.

         (i)  Principal Products Produced and Services Rendered.

Best Car Wash was formed on July 31, 1989 for the purpose of buying, selling,
manufacturing and distributing car wash equipment and chemicals.   Best Car
Wash has its own "No Touch" system for full-service car washes that it distributes under its own name through exclusive private label arrangements with other leading car wash equipment manufacturers. Best Car Wash assembles its self-service power pack which includes all plumbing and electrical
hookups and is tested prior to shipment.   Best Car Wash mixes its own
"Supersoap" and other soaps and waxes from raw chemicals with its own proprietary formulas.

On February 9, 1990, Best Car Wash purchased 100% of the outstanding stock in
McBest, Inc.    McBest, Inc. was organized to acquire the assets of Best
Equipment Company and has since been absorbed by Best Car Wash. Best Equipment Company, organized in 1962 in Benton, Kentucky, had been a manufacturer and distributor of car wash equipment and chemicals.

         (ii)  Status of New Products or Industry Segments.   There have been
no new products.

         (iii)  Sources and Availability of Raw Materials.   Best Car Wash
obtains its raw materials from different suppliers depending on price and
availability.   Best Car Wash does not believe the loss of any one supplier would have a negative effect on its operations.

         (iv) Patents, Trademarks, Licenses, Franchises and Concessions. The Company currently has no patents for any of its products. Best Car Wash has filed and received certificates of its "Trade Mark" and "Service Mark", and is in the process of filing a "United States Patent" on the formula used in mixing the chemicals for its soap and wax. Best Car Wash has filed for, and received certificates of the "Trade Mark" and "Service Mark" on "Supersoap".

         (v) Seasonal Nature of Business. Best Car Wash's business is not seasonal in nature.

         (vi)  Working Capital Items.   Best Car Wash does not maintain large
amounts of inventory but maintains replacement parts and chemical
inventories.   The size of this replacement inventory is directly related to the volume of Best Car Wash's maintenance services. Because new customers are required to pay C.O.D., Best Car Wash does not maintain large accounts receivable balances. If Best Car Wash was to receive larger orders as a result of expansion, larger inventories would need to be maintained. Best Car Wash does grant credit terms on maintenance contracts and supply sales, but does not anticipate any significant cash flow problems resulting therefrom.

         (vii) Major Customers. During the fiscal years ended December 31, 1995 and 1996 respectively, Best Car Wash was not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business.

         (viii) Backlog. At December 31, 1995 and 1996, Best Car Wash had no backlog of unfilled orders for its systems.

         (ix) Renegotiation or Termination of Government Contracts. No material portion of Best Car Wash's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

         (x) Competitive Conditions. The market for car wash systems is highly competitive. Many companies having an established reputation in the car wash industry have far greater financing, technology, operating resources and personnel than Best Car Wash. At the present time, Best Car Wash's competitive position in terms of market share in the overall market is insignificant.

         (xi)  Research and Development.   Best Car Wash operates in an
industry which is not subject to rapid changes in technology, and therefore Best Car Wash's ability to compete and operate successfully does not depend upon its ability to react to such changes especially.

        (xii) Environmental Protection. The Company's business, capital expenditures, earnings and competitive position are not materially affected by compliance with Federal, State or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company does not anticipate any material capital expenditures for environmental control facilities in the future.

         (xiii) Employees. As of December 31, 1996, the Company and Best Car Wash employed one person full time and no persons in a part time capacity.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales. During the fiscal years ended December 31, 1995 and 1996 respectively, the Company did not engage in any significant activity with respect to foreign operations and export sales.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property and leases all of its facilities. The Company's principal offices are located at 27690 Main Street, Lacombe, Louisiana 70458 which consists of a 2,075 square foot office building on a
lot that is 91' x 169.40' x 169.9'   Commencing February 1, 1997, the Company
is leasing this facility from a related corporation for $1200 per month on a month to month basis. On March 10, 1997, the Company entered into an option to purchase this property for $160,000. For the year ended December 31, 1996, the Company leased 723 square feet, at a base rental of $644.50 per month, at 1338 Gause Boulevard, Slidell, Louisiana on a month to month basis. Additionally, 800 square feet of storage for its parts and chemicals is
leased on a month-to-month basis at a monthly lease fee of $220.00.   The
address of the storage facility is 1336 Gause Boulevard, Slidell, Louisiana
70458.   The Company believes that its existing facility is adequate to meet its needs for the foreseeable future.

On December 27, 1996 the Company's Board of Directors approved a resolution to purchase 85.08 acres of land in St. Mary's Parish, Louisiana from an affiliated company under common control. The land will be acquired by issuing 216,200 shares of the Company's $10 par value convertible preferred stock. The preferred stock issued will be convertible into the Company's common stock at a two for one rate during a three year period following the purchase date. The purchase of the land is expected to be completed during mid 1997.

ITEM 3.  LEGAL PROCEEDINGS

During 1993, the Company's majority shareholder entered into a consulting agreement with an entity which was to provide investment and financial
advisory services.   This entity and an attorney providing related services
invoiced the Company for services which they claim were provided to the
Company.   The Company has denied that it received any benefit from the
alleged services or that the services were authorized by the Company.   The
consultant has filed suit against the Company's majority shareholder in the amount of $111,000 and the attorney has not informed the Company regarding
its intentions related to the $44,000 which they claim is due.   The Company
has denied that the claims are valid and will vigorously defend its position. The Company has accrued $20,000 at December 31, 1994 as estimated costs to
defend its position.   During 1995, the Company reversed the $20,000 accrual
as it determined that the entity which filed suit against the Company's
majority shareholder would not file an action against the Company.   The
matter with the consultant was resolved in an arbitration hearing in 1996 in which the arbitrator ruled that the Company's majority shareholder owed the
consultant $44,000 but that the Company itself was not liable.   The attorney
still has not informed the Company regarding its intentions on his claim.

The Company knows of no other material pending or threatened legal proceedings to which the Company and its subsidiary is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information.   While the Company's securities have previously been
traded in the National Quotation Bureau ("NZB") "pink sheets" and listed on the National Bulletin Board, no established public trading market for its securities exists. There have been no high or low bid quotations for the
Company's securities in the last two fiscal years.   The Company applied for
trading in the over-the-counter market in the first quarter of 1996 and will commence trading on April 15, 1996 on the National Bulletin Board under the symbol "BOAC".

Holders.   The approximate number of holders of record of the Company's no par value common stock, as of December 31, 1996, was 105.

Currently, as of March 31, 1997, there are 105 holders of record.

Dividends.   Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. Other than the distribution of rights under the Aspen Wind Amended Loan Agreement, since inception no dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.   The Corporation is structured so that it can
adjust to the trends and uncertainties in automobile service industry. The Corporation has tried to eliminate the major variables of interest rates and operating expense. However, as the Corporation has little or no control as the demand for its products and/or services, inflation and changing prices could have a material effect on the future profitability of the Corporation.

Capital and Sources of Liquidity.   The Company currently has no material
commitments for capital expenditures. The Company recently moved its offices where by its lease obligation increased from a base rental of $644.50 per
month to $1,200 per month on a month to month basis.   Additionally, 800
square feet of storage for its parts and chemicals is leased on a month-to-
month basis at a monthly lease fee of $220.00.   The increase lease payments
have a negative effect on the cash flow of the Company.   The Company
believes that its existing facility is adequate to meet its needs for the foreseeable future.

The Company purchased office equipment of $3,153 for the year ended December 31, 1995 resulting in cash used in investing activities of $3,153.

The Company purchased office equipment of $8,471 for the year ended December
31, 1996.   Additionally, the Company had a decrease in note receivable-trade issued of $25,000 resulting in cash used in investing activities of $33,471.

The Company received advances from shareholders of $49,340 in the year ended
December 31, 1995.   As a result, net cash of $49,430 was provided by
financing activities for the year ended December 31, 1995.

The Company made payments to related parties of $144,905 and issued common
stock for cash of $90,000 in the year ended December 31, 1996.   As a result,
net cash of $54,905 was used by financing activities for the year ended December 31, 1996.

Results of Operations:

The Company has generated limited positive cash flow from operations and
there can be no assurance that the trend will not continue.   Profitable
operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and the Company's ability to finance, manage and construct car wash operations and complete the acquisition of manufacturing equipment.

The Company is unable to project a level of revenue which would allow a
reversal of its history of operating losses in the near future.   In this
regard, the Company has undertaken the raising of additional equity capital. The Company's continued operations are dependent upon obtaining financing.

1996 compared to 1995.   For the year ended December 31, 1996, the Company
experienced a net loss of $(19,641) compared to a net loss from operating
activities of $(540) at December 31, 1995.    Depreciation and amortization
expenses stayed relatively the same ($3,772) for the year ended December 31, 1996 compared to the year ended December 31, 1995 ($2,706) due to the limited activity. As operations increased, the Corporation experienced an increase in accounts receivables of $22,385, an increase in inventory of $8,234, an increase in prepaids of $4,397, a decrease in deposits of $26,795, an increase in customer deposits of $5,000 and an increase in accounts payable
and accrued expenses of $146,978.    The Corporation experienced a positive
cash flow from operating activities of $139,221 for the year ended December 31, 1996 compared to a negative cash flow of $51,372 for December 31, 1995.

The Corporation received revenue of $466,136 for the year ended December 31, 1996 compared to $175,763 for the same period in 1995, due to equipment sales of $426,451 and commissions of $0; and car wash sales of $39,684 in 1996 compared to equipment sales of $104,525, commissions of $32,504 and car wash sales of $38,734 in 1995.

Cost of sales increased from $43,368 in 1995 to $294,195 in 1996 due to the sale and lease back of the above described car wash.

General and administrative expenses increased from $116,494 for the year ended December 31, 1995 to $177,661 for the year ended December 31, 1996 due to increased operations associated with the leased car wash and the attempts to acquire additional properties.

The Corporation's interest expense increased from $16,441 for the year ended December 31, 1995 to $31,031 for the year ended December 31, 1996.

1995 compared to 1994.   For the year ended December 31, 1995, the
Corporation experienced a net loss from operating activities of $(540) compared to a loss of $(87,631) at December 31, 1994 and since inception of $379,409 and has negative working capital of $32,330 at December 31, 1995. Depreciation and amortization expenses stayed relatively the same ($6,679) for the year ended December 31, 1994 compared to the year ended December 31, 1995 ($2,706) due to the limited activity. The Corporation experienced an increase in other receivables of $16,820, and decrease in accrued expenses of $20,000 due to the determination that possible litigation with a consulting
firm was not likely and an increase in accounts payable of $29,303.    The
Corporation experienced a negative cash flow from operating activities of $39,555 for the year ended December 31, 1994 compared to a negative cash flow of $51,372 for December 31, 1995.

The Corporation received revenue of $175,763 for the year ended December 31, 1995 compared to $116,112 for the same period in 1994, due to equipment sales of $104,525 and commissions of $32,504; and car wash sales of $38,734 in 1995 compared to equipment sales of $81,343 and car wash sales of $34,769 in 1994.

Cost of sales decreased from $62,096 in 1994 to $43,368 in 1995 due to the sale and lease back of the above described car wash.

General and administrative expenses decreased from $178,011 for the year ended December 31, 1994 to $114,800 for the year ended December 31, 1995 due to decreased operations associated with the leased car wash and the attempts to acquire additional properties.

The Corporation's interest expense increased from $13,799 for the year ended December 31, 1994 to $16,441 for the year ended December 31, 1995.

During 1994, the Company entered into negotiations to acquire a manufacturing facility through the United States Bankruptcy Court for the Central District
of California.   Because the Company was not the successful bidder it
received a break up fee from the successful bidder's funds aggregating
$55,000.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements


                   REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Best of America Corporation


We have audited the accompanying balance sheet of Best of America Corporation as of December 31, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best of America Corporation as of December 31, 1996, and the results of its operations, and its cash flows for each of the years ended December 31, 1996, and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                               Winter, Scheifley & Associates, P.C.
                                   Certified Public Accountants

Englewood, Colorado
April 15, 1997

                Best of America Corporation
                       Balance Sheet
                     December 31, 1996

                          ASSETS

Current assets:
  Cash                                                               51,437
  Accounts receivable, net of allowance for
   doubtful accounts of $ 11,333                                     28,241
  Inventory                                                          24,790
  Note receivable - trade                                            25,000
  Prepaid expenses                                                    4,397
  Due from related parties                                           42,790
      Total current assets                                          176,655

Property and equipment, at cost, net of
  accumulated depreciation of $29,670                                13,047

Patents and formulas, at cost, net of
  accumulated amortization of $5,026                                  5,061

Deposits                                                             26,654
                                                                    221,417
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  213,645
  Due to related parties                                             26,245
  Customer deposits                                                   5,000
      Total current liabilities                                     244,890



Commitments and contingencies

Stockholders' equity:
 Preferred stock, $10 par value, non-voting,
  non-cumulative, non participating,
  convertible, 50,000,000 shares authorized
 Common stock, no par value,
  1,000,000,000 shares authorized,
  8,129,000 shares issued and outstanding                           348,930
 Paid in capital                                                     26,647
 Accumulated deficit                                               (399,050)
                                                                    (23,473)
                                                                   (221,417)

     See accompanying notes to financial statements.

             Best of America Corporation
               Statements of Operations
    For the Years Ended December 31, 1996 and 1995


                                             1996           1995

Sales                                       466,136          175,763
Cost of sales                               284,195           43,368
Gross margin                                181,941          132,395

General and administrative expenses         177,661          116,494

Income (loss) from operations                 4,280           15,901

Other income and (expense):
 Miscellaneous income                         7,110
 Interest expense                           (31,031)         (16,441)
                                            (23,921)         (16,441)

  Net income (loss)                         (19,641)            (540)


Earnings (loss) per share:
 Net income (loss)                            (0.00)           (0.00)

 Weighted average shares outstanding      7,683,167        7,629,000






   See accompanying notes to financial statements.

         Best of America Corporation
 Statement of Changes in Stockholders' Equity
   Years Ended December 31, 1996 and 1995

                               Common Stock      Paid in  Accumulated
                             Shares     Amount   Capital    Deficit      Total

Balance, December 31, 1994  7,629,000   258,930   26,647   (378,869)   (93,292)

Net (loss) for the year                                        (540)      (540)
Balance, December 31, 1995  7,629,000   258,930   26,647   (379,409)   (93,832)

Cash sale of common stock     500,000    90,000                         90,000
Net (loss) for the year                                     (19,641)   (19,641)
Balance, December 31, 1996  8,129,000   348,930   26,647   (399,050)   (23,473)







        See accompanying notes to financial statements.

               Best of America Corporation
                 Statement of Cash Flows
         Years Ended December 31, 1996 and 1995


                                                             1996       1995

Net income (loss)                                          (19,641)      (540)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                             3,772      2,706
   Provision for bad debts                                  11,333
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable             (22,385)   (16,820)
    (Increase) decrease in inventory                        (8,234)   (16,556)
    (Increase) decrease in prepaids                         (4,397)
    (Increase) decrease in deposits                         26,795
    (Increase) decrease in deferred revenue                           (29,465)
    Increase (decrease) in accounts payable and
        accrued expenses                                   146,978      9,303
    Increase (decrease) in customer deposits                 5,000
       Total adjustments                                   158,862    (50,832)
  Net cash provided by (used in) operating activities      139,221    (51,372)

Cash flows from investing activities:
   Note receivable - trade issued                          (25,000)
   Acquisition of office equipment                          (8,471)    (3,153)
  Net cash provided by (used in) investing activities      (33,471)    (3,153)

Cash flows from financing activities:
   Proceeds from (payments to) related parties            (144,905)    49,340
   Common stock issued for cash                             90,000
  Net cash provided by (used in)  financing activities     (54,905)    49,340

Increase (decrease) in cash                                 50,845     (5,185)
Cash and cash equivalents,
 beginning of period                                           592      5,777
Cash and cash equivalents,
 end of period                                              51,437        592

Supplemental cash flow information:
   Cash paid for interest                             $               $
   Cash paid for income taxes                         $               $



    See accompanying notes to financial statements.

                    Best of America Corporation
                   Notes to Financial Statements
                          December 31, 1996

Note 1. ORGANIZATION

The Company was incorporated on April 1, 1988, in the State of Colorado, and was in the development stage through December 31, 1995. The Company emerged from the development stage in 1996 and is in the business of constructing, selling and managing self service and full service car wash facilities and other types of properties in the United States.

                    SIGNIFICANT ACCOUNTING POLICIES
Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fixed assets:
The Company depreciates its office equipment utilizing the straight line method over periods of five to seven years. Depreciation expense was $2,764 and $1,694 for the years ended December 31, 1996 and 1995.

Net loss per share:
The net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

Patents and formulas:
The Company amortizes its patents and formulas over a period of 10 years using the straight line method. Amortization charged to operations was $1,008 for each of the years ended December 31, 1996, and 1995.

Cash and cash equivalents:
Cash and cash equivalents consist of cash and other highly liquid debt instruments with a maturity of less than three months.

Inventories:
The Company values its inventory which consists principally of raw materials at cost using the first-in first-out method.

Financial instruments:
The Company's short term financial instruments consist of cash and cash equivalents, accounts/notes receivable and accounts payable. The carrying amounts of such financial instruments approximate fair value because of the short term maturities of these instruments.

Revenue recognition:
The Company recognizes revenue from the sale of its products upon shipment.

Note 2. NOTE RECEIVABLE-TRADE

The Company has an unsecured trade note receivable from one of its customers. The note bears interest at 8% per annum and is due on November 20, 1997

Note 3. Stockholders' EQUITY

Common Stock:

During 1996, the Company issued 500,000 shares of its no par value common stock for cash aggregating $90,000.

During July, 1994 the Company authorized the issuance of an option to purchase 500,000 shares of common stock at $.18 per share for a five year period to one of its directors. None of the options had been exercised through December 31, 1996.

Preferred stock:

During December, 1993 the Company authorized 50,000,000 shares of $10 par value, non-voting, non-cumulative, non-participating, convertible preferred stock (see Note 7).

Note 4. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset of approximately $136,000 resulting from the loss carryforward described below has been fully reserved.

The Company currently has net operating loss carryforwards aggregating approximately $399,000 which expire from 2005 through 2011.

Note 5. RELATED PARTY TRANSACTIONS

The Company has a month to month agreement to operate a car wash owned by an entity controlled by the Company's majority shareholder. The Company pays a monthly rental of $1,100 for which it receives all revenues from the car wash and is responsible for its operating expenses.

At December 31, 1995 the Company had advanced $52,000 as a deposit on an option to purchase certain equipment used in a manufacturing operation for an aggregate purchase price of $285,000. The option expired on April 20, 1996, however a related company under common control agreed to credit the Company $52,000 against an outstanding note payable to this related company and resume the negotiations on behalf of the Company. The net amount due from this related Company is $2,159, has been included in due from related parties on the balance sheet and is expected to be received in the current period.

Also included in due from related parties is a receivable of $40,632 from another related company under common control. This amount represents working capital advances made by the Company which are expected to be repaid by this related company in the current period.

In addition the Company has been advanced an aggregate of $26,245 in working capital funds by certain shareholders. The advances are to be repaid in July, 1997 and bear interest at 8%.

Note 6. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the periods ended December 31, 1996, and 1995, aggregating $19,641, and $540, and has negative working capital of $68,235 and a stockholders deficit of $23,473 at December 31, 1996.

Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and the Company's ability to finance, manage, and construct car wash operations and complete the acquisition of the manufacturing equipment described above.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. In this regard the Company has undertaken the raising of additional equity capital. The Company's continued operations are dependent upon obtaining financing.

Note 7. COMMITMENTS AND CONTINGENCIES

During 1993, the Company's majority shareholder had entered into a consulting agreement with an entity which was to provide investment and financial advisory services. This entity and an attorney providing related services invoiced the Company for services which they claim were provided to the Company. The Company had denied that it received any benefit from the alleged services or that the services were authorized by the Company. The consultant had filed suit against the Company's majority shareholder in the amount of $111,000 and the attorney had not informed the Company regarding its intentions related to the $44,000 which they claimed was due. The Company had denied that the claims were valid and vigorously defended its position. The Company had accrued $20,000 at December 31, 1994 as estimated costs to defend its position. During 1995 the Company reversed the $20,000 accrual as it determined that the entity which filed suit against the Company's majority shareholder would not file an action against the Company.

On December 27, 1996 the Company's Board of Directors approved a resolution to purchase 85.08 acres of land in St. Mary's Parish, Louisiana from an affiliated company under common control. The land will be acquired by issuing 216,200 shares of the Company's $10 par value convertible preferred stock. The preferred stock issued will be convertible into the Company's common stock at a two for one rate during a three year period following the purchase date. The purchase of the land is expected to be completed during mid 1997.

The Company leased its office facilities on a month to month basis at a monthly rental of $645 (see Note 8). Rent expense was $7,740 for each year ended December 31, 1996 and 1995.

Note 8. SUBSEQUENT EVENT

During February, 1997 the Company moved into a new office facility under the terms of an operating lease agreement. The lease agreement expires on February 1, 2000 and requires minimum monthly lease payments of $1,200, $1,400 and $1,600 during the three year term of the lease. In addition, the lease contains an option to purchase the office facility and the attached land for a price of $160,000. On March 10, 1997 the Company's Board of Directors voted to exercise the purchase option and entered into a purchase contract for the office facility and the land. The closing date for the purchase is expected to be in May, 1997.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither during the twenty-four months prior to the date of the Company's financial statements included herein nor in any subsequent period thereafter the Company did not file a Form 8-K with the Securities and Exchange Commission reporting a change of accountants involving a disagreement of any matter of accounting principles or practices of financial statement disclosure.

                          PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

Name                      Page               Position                            Since
Anatole J. Plaisance       63                President and Director              December, 1993
Michael Yates              43                Vice President                      December, 1993
C. Lynn White              54                Director and Chairman of
                                             the Board                           December, 1993
Julian P. Rish             60                Sec./Treas., Director               December, 1993
Claud Hallmark             66                Director                            December, 1993
Walter J. Lark, Jr.        46                Director                            December, 1996

Each officer will hold office until the first meeting of the Board of Directors following the Special Meeting in Lieu of Annual Meeting and until his successor shall have been duly elected and qualified, or until he shall have resigned or been removed as provided by the By-Laws.

Identification of Certain Significant Employees.   The Company does not
employ any person who make or are expected to make significant contributions to the business of the Company.

Family Relationships.   There are no family relationships between any
director or executive officer or person nominated or chosen by the Company to become a director or executive officer.

Business Experience.   The following is a brief account of the business
experience during at least the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Anatole J. Plaisance.  Mr. Plaisance is currently President and a Director of
the Company.   Mr. Plaisance obtained a Bachelor of Arts Degree in Political
Science and History from the University of Southwestern Louisiana in May,
1987.  He had previously attended that university from 1956-1958.   In June,
1991, Mr. Plaisance obtained an LL.B. decree from Louisiana State University, Law School and obtained his Juris Doctor Degree from that law school in December, 1968. From 1980 to 1992, Mr. Plaisance was a sole practitioner specializing in the general practice of law, trial advocacy and legal support
in preparation for trial.    From 1963 to 1980, Mr. Plaisance practiced law
in the law firm of Plaisance & Franques in Lafayette, Louisiana.

Michael Yates.  Mr. Yates is currently Vice President and a Director of the
Company.   Mr. Yates has been in charge of shipping and receiving at Windsor
Court Hotels, Inc. from 1986 to 1996.   At present, Mr. Yates is employed as
a vice president of Marbane Construction Company, a related company.

C. Lynn White.  Mr. White is currently Chairman of the Board of Directors for
the Company.   He obtained a masters of business administration from the
University of Missouri in 1966.   From 1966 to 1984, Mr. White worked in
several management and coordinator positions with Exxon USA and its overseas
affiliates.    Since 1984, Mr. White has worked as a real estate broker and is President and principal shareholder of Commercial Real Estate Counsel Co., a commercial investment real estate company. Mr. White is a North Carolina license real estate broker and is involved in the development of Pandemonium,
Inc., a family entertainment complex near Charlotte, NC.   He is also
currently a partner and was the developer of American Store & Lock No. 2, a 60,000 square foot self storage facility on Wendover Road in Charlotte, NC. In addition, Mr. White is a partner in the ownership of several other local real estate projects.

Julian P. Rish.   Mr. Rish is currently a Director of the Company.   Mr. Rish
obtained a Bachelor of Science degree in education and science in 1959 from Louisiana State University. In 1972, Mr. Rish started and has since controlled Riba Executive Suites, which currently owns and leases office space in four buildings in Baton Rouge, Louisiana and three buildings in Lake
Charles, Louisiana along with one residential unit.   In 1985, Mr. Rish
obtained co-controlling interest in National Shoe Warehouse, a name brand discount retail shoe company which operated nine outlets in three states. Several outlets have been closed due to the failing economy in the primary trade area.

Walter J. Lark. Mr. lark is currently a Director of the Company. Mr. Lark obtained a Bachelor of Science degree in Business Administration-Marketing in 1972 from the University of Southwestern Louisiana. From 1973 through 1983,
Mr. Lark was a sales representative for industrial sales companies.   Since
1984, Mr. Lark has been self-employed in the real estate industry and holds the designations "CCIM" and CRS.

Claud Hallmark.   Mr. Hallmark is currently a Director of the Company.
Since 1966, Mr. Hallmark has worked in various management positions of
Allright Corporation and its subsidiaries.   In 1978, Mr. Hallmark was
promoted to Senior Vice President of Allright Corporation and is a member of
the Board of Directors with responsibility for twenty two (22) cities.   From
1990 to the present, Mr. Hallmark has been President and Chairman of the Board of the Louisiana Law Journal, Inc. and Law Review Access, Inc.

Directorships.   No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10.  EXECUTIVE COMPENSATION

During fiscal 1994, and as of the date of filing this report, no compensation has been paid, nor have there been compensation arrangements or plans, other than what has been indicated below.

Remuneration.   No material remuneration has been paid or accrued by the
Company, to or on behalf of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers determined as of
the end of each of the last three years.   The services provided by these
individuals have been limited and the value of these services would not have
a material effect on the Company's financial statements.   Mr. Plaisance
received a nonmaterial amount for legal services performed on behalf of the Company.

Compensation Pursuant to Plans.   The Company has no plan pursuant to which
cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described above in this Item.

Compensation of Directors.   Directors of the Company who are not employees
of the Company may receive a fee of $250 per meeting for their attendance at meetings of the Company's Board of Directors, and are entitled to reimbursement for reasonable travel expenses.

Termination of Employment and Change of Control Arrangement.   Except as
noted in the next paragraph, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named above in this Item, for the latest or the next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, the following persons were officers or directors of the Company or were known by the Company to own or control beneficially more than five percent of the Company's common stock, no par value:

                                 Amount and Nature                      Percent
Name and Address of                 Beneficial                             of
Beneficial Owner                    Ownership                             Class
Michael A.  Yates(1)                                       4,870,682                          63.84%
75240 Tom Meyers Rd
Covington, LA 70433

C. Lynn White                           555,270                             .72%
400 Columbine Circle
Charlotte, NC 28211

Claud Hallmark(2)                                                 475,588                            6.23%
442 Canal Street, Suite 200
New Orleans, LA 70130

Walter J. Lark                           60,000                             .79%
180 Bertel Drive
Lovington, LA 70433

Julian Rish                              15,000                             .20%
1907 Roseneath Drive
Baton Rouge, LA 70806

Anatole J. Plaisance                          0                                0%
5233 Blair Lane, Apt. B
Baton Rouge, LA 70809-3668

All Directors and Officers
   as a group (6)                     5,976,540                            71.79%

(1)Includes 4,870,682 shares owned by American National Corp., which Mr. Yates serves as President.
(2)Includes 313,430 shares owned by Marbane Construction Company, which Hr. Hallmark serves as Vice President.

Changes in Control.   There are no arrangements, known to the Company,
including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Parties. The Company has a month to month agreement to operate a car wash owned by an entity controlled by the Company's majority shareholder. The Company pays a monthly rental of $1,100 for which it receives all revenues from the car wash and is responsible for its operating expenses.

At December 31, 1995 the Company had advanced $52,000 as a deposit on an option to purchase certain equipment used in a manufacturing operation for an aggregate purchase price of $285,000. The option expired on April 20, 1996, however a related company under common control agreed to credit the Company $52,000 against an outstanding note payable to this related company and resume the negotiations on behalf of the Company. The net amount due from this related Company is $2,159, has been included in due from related parties on the balance sheet and is expected to be received in the current period.

Also included in due from related parties is a receivable of $40,632 from another related company under common control. This amount represents working capital advances made by the Company which are expected to be repaid by this related company in the current period.

In addition the Company has been advanced an aggregate of $26,245 in working capital funds by certain shareholders. The advances are to be repaid in July, 1997 and bear interest at 8%.

Indebtedness of Management.   No director or executive officer of the
Company, nominee for election as a director, any member of the immediate family of such persons, the corporation or organization (other than the Company) of which any of such persons is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, or any trust or other estate in which any of such persons has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors...................................16
Balance Sheets..........................................................17
Statement of Operations................................................	18
Statement of Cash Flows ...............................................	19
Statement of Stockholder's Equity......................................	21
Notes to Financial Statements .........................................	22

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

(b)  List of Exhibits

The following of exhibits are filed with this report:

 (3.0) Articles of Incorporation and Bylaws, as amended, incorporated by reference to Form S-18, Commission File Number 33-26899D
(3.1) Amendment to Articles of Incorporation incorporated by reference to Form S-18, Commission File Number 33-26899D
(4.1) Warrant Agreement incorporated by reference to Post Effective Amendment to Form S-18
(4.2) Specimen Common Stock incorporated by reference to Post Effective Amendment to Form S-18;
(4.3) Specimen Warrant Certificate incorporated by reference to Post Effective Amendment to Form S-18;
(10.1) Agreement in Principal dated April 17, 1990, re: license by Aspen Wind to the Company incorporated by reference to Form 8-K filed April 17, 1990. (10.2) Conversion Agreement dated September 27, 1990 incorporated by reference to March 31, 1991 Form 10-K;
(10.3) Amendment No. 1 to Conversion Agreement dated March 21, 1991 Incorporated by reference to March 31, 1992 Form 10-K.
(10.4) Agreement between the Company and Aspen Wind, Inc., dated March 19, 1992 incorporated by reference to Form 8-K filed June 29, 1993.
(10.5) Agreement and Plan of Reorganization between the Company and Best of America Car Wash Systems, Inc. incorporated by reference to Form 8-K filed December 27, 1993.

Reports filed on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1996.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: June 7, 1997                 BEST OF AMERICA CORPORATION


                                   /S/ ANATOLE J. PLAISANCE
                                   -------------------
                                   By: Anatole J. Plaisance, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  6/7/97

/S/ ANATOLE J. PLAISANCE
------------------------------------
Anatole J. Plaisance
President and Director
(Principal Executive Officer)

Date:   6/7/97

/S/ MICHAEL A. YATES
-------------------------------------
Michael A. Yates
Vice-President


Date:   6/7/97

/S/ JULIAN P. RISH
-------------------------------------
Julian P. Rish
Secretary/Treasurer and Director
(Chief Financial Officer and Controller)

Date:  6/7/97

/S/ C. LYNN WHITE
--------------------------------------
C. Lynn White
Director


Date: 6/7/97

/S/ WALTER M. LARK
---------------------------------------
Walter R. Lark
Director


Date:  6/7/97

/S/ CLAUD HALLMARK
----------------------------------------
Claud Hallmark
Director