Form 10QSB
period 1997-03-31
BEST OF AMERICA CORP
filed 1997-06-19
CIK 846619

                   U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                March 31, 1997

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

                          27690 Main Street
                      Lacombe, Louisiana 70445
            	(Address code of principal executive offices)

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

 Transitional Small Business Disclosure Format. YES:   NO: X

                   BEST OF AMERICA CORPORATION

Index


PART I		FINANCIAL INFORMATION

Balance Sheet
March 31, 1997                            4

Statements of Operations
Three Months
Ended March 31, 1997 and 1996             5


Statements of Cash Flows
Three Months Ended
March 31, 1997 and 1996                   6

Notes to Financial Statements             7

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                7


PART II
Other Information                         9

Signatures                                10


                Best of America Corporation
                       Balance Sheet
                      March 31, 1997
                        (Unaudited)

                          ASSETS

Current assets:
  Cash                                                                  698
  Accounts receivable, net of allowance for
   doubtful accounts of $ 11,333                                     83,321
  Inventory                                                          23,049
  Note receivable - trade                                            25,000
  Prepaid expenses                                                    3,929
      Total current assets                                          135,927

Property and equipment, at cost, net of
  accumulated depreciation of $30,542                                13,468

Patents and formulas, at cost, net of
  accumulated amortization of $5,278                                  4,809

Deposits                                                             26,254
                                                                    180,928
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  200,593
  Due to related parties                                             32,345
  Customer deposits                                                   1,714
      Total current liabilities                                     234,652

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $10 par value, non-voting,
  non-cumulative, non participating,
  convertible, 50,000,000 shares authorized
 Common stock, no par value,
  1,000,000,000 shares authorized,
  8,129,000 shares issued and outstanding                           348,930
 Paid in capital                                                     26,647
 Accumulated deficit                                               (429,301)
                                                                    (53,724)
                                                                    180,928

     See accompanying notes to financial statements.

             Best of America Corporation
               Statements of Operations
  For the Three Months Ended March 31, 1997 and 1996
                      (Unaudited)

                                              1997           1996

Sales                                        20,896         15,427
Cost of sales                                10,584          2,976
Gross margin                                 10,402         12,451

General and administrative expenses          33,478         77,076

Income (loss) from operations               (23,076)       (64,625)

Other income and (expense):
 Miscellaneous income                            15
 Interest expense                            (7,190)        (3,646)

  Net income (loss)                         (30,251)       (68,271)


Earnings (loss) per share:
 Net income (loss)                            (0.00)         (0.01)

 Weighted average shares outstanding       8,129,000      7,629,000


   See accompanying notes to financial statements.

              Best of America Corporation
                 Statement of Cash Flows
   For the Three Months Ended March 31, 1997 and 1996
                       (Unaudited)

                                                             1997       1996

  Net cash provided by (used in) operating activities      (98,336)   (44,814)

Cash flows from investing activities:
   Acquisition of office equipment                          (1,293)      (127)

Cash flows from financing activities:
   Proceeds from (payments to) related parties              48,890     46,984

Increase (decrease) in cash                                (50,739)     2,043
Cash and cash equivalents,
 beginning of period                                        51,437        592
Cash and cash equivalents,
 end of period                                                 698      2,635



    See accompanying notes to financial statements.

                      Best of America Corporation
                     Notes to Financial Statements

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended December 31, 1996.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the periods ended March 31, 1997, and 1996, aggregating $30,251 and $68,271, and has negative working capital of $98,655 at March 31, 1997.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	         CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.   The Company is structured so that it can adjust
to the trends and uncertainties in automobile service industry. The Company has tried to eliminate the major variables of interest rates and operating expense. However, as the Company has little or no control as the demand for its products and/or services, inflation and changing prices could have a material effect on the future profitability of the Company.

Capital and Sources of Liquidity. During the Three months ended March 31, 1997 the Company's principal source of funding was derived from operations and loans from shareholders.

The Company's sources of liquidity for the remainder of 1997 are expected to be generated from efforts to raise additional capital and advances from affiliates. This capital is essential to the continued operation of the Company.

The Company currently has no material commitments for capital expenditures. The Company recently moved its offices where by its lease obligation increased from a base rental of $644.50 per month to $1,000 per month on a
month to month basis.   Additionally, 800 square feet of storage for its
parts and chemicals is leased on a month-to-month basis at a monthly lease
fee of $220.00.   The increase lease payments have a negative effect on the
cash flow of the Company.   The Company believes that its existing facility
is adequate to meet its needs for the foreseeable future.

The Company purchased office equipment of $1,293 for the three months ended March 31, 1997 resulting in cash used in investing activities of $1,293.

The Company purchased office equipment of 127 for the three months ended March 31, 1996 resulting in cash used in investing activities of $127.

The Company received advances from shareholders of $48,890 in the three
months ended March 31, 1996.   As a result, net cash of $48,890 was provided
by financing activities for the three months ended March 31, 1996.


The Company received advances from shareholders of $46,984 in the three
months ended March 31, 1995.   As a result, net cash of $46,984 was provided
by financing activities for the three months ended March 31, 1995.

Results of Operations:

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

1996 compared to 1995.   For the three months ended March 31, 1996, the
Company experienced a net loss of $(30,251) compared to a net loss from operating activities of $(68,271) at March 31, 1995. The Corporation experienced a negative cash flow from operating activities of $98,336 for the three months ended March 31, 1996 compared to a negative cash flow of $44,814 for March 31, 1995.

The Corporation received revenue of $20,999 for the three months ended March 31, 1996 compared to $15,427 for the same period in 1995.

Cost of sales increased from $2,976 in 1995 to $10,584 in 1996 due to the sale and lease back of the above described car wash.

General and administrative expenses decreased from $77,076 for the three months ended March 31, 1995 to $33,478 for the three months ended March 31, 1995 due to increased operations associated with the leased car wash and the attempts to acquire additional properties.

The Corporation's interest expense increased from $3,646 for the three months ended March 31, 1995 to $7,190 for the three months ended March 31, 1996.

	PART II
	OTHER INFORMATION

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

	                Best of America Corporation
	                (Registrant)

Dated: 6/7/97

/s/ Anatole J. Plaisance
------------------------------
By:  Anatole J. Plaisance
   President