Form 10QSB
period 1997-06-30
BEST OF AMERICA CORP
filed 1997-08-04
CIK 846619

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                June 30, 1997

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

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PREVIOUS FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by
the court.  YES: x   NO:

             APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 8,129,000

 Transitional Small Business Disclosure Format. YES:   NO: X

                   BEST OF AMERICA CORPORATION

Index


PART I     FINANCIAL INFORMATION

Balance Sheet
June 30, 1997                           3

Statements of Operations
Three and Six Months
Ended June 30, 1997 and 1996            4


Statements of Cash Flows
Three and Six Months Ended
June 30, 1997 and 1996                  5



Notes to Financial Statements           6


Management's Discussion and Analysis of
Financial Condition and Results of
Operations                            7-8

PART II
Other Information                       9
Signatures                             10

                Best of America Corporation
                       Balance Sheet
                       June 30, 1997
                        (Unaudited)

                          ASSETS
Current assets:
  Cash                                                 $        698
  Accounts receivable, net of allowance for
   doubtful accounts of $ 11,333                             62,672
  Inventory                                                  20,737
  Note receivable - trade                                    25,000
  Prepaid expenses                                            3,462
      Total current assets                                  112,569

Property and equipment, at cost, net of
  accumulated depreciation of $31,446                        12,565

Patents and formulas, at cost, net of
  accumulated amortization of $5,531                          4,557

Deposits                                                     26,654

Option to purchase real estate                                3,000
                                                       $    159,345
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $    191,390
  Due to related parties                                     59,528
  Customer deposits                                           5,000
      Total current liabilities                             255,918

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $10 par value, non-voting,
  non-cumulative, non participating,
  convertible, 50,000,000 shares authorized
 Common stock, no par value,
  1,000,000,000 shares authorized,
  8,129,000 shares issued and outstanding                   348,930
 Paid in capital                                             26,647
 Accumulated deficit                                       (472,150)
                                                            (96,573)
                                                       $    159,345

     See accompanying notes to financial statements.

             Best of America Corporation
               Statements of Operations
For the Three and Six Months Ended June 30, 1997 and 1996
                     (Unaudited)

                                              Six Months           Three Months
                                           1997        1996       1997      1996

Sales                                  $  56,393   $  35,407  $  35,497  $  19,980
Cost of sales                             31,284       6,398     20,700      3,422
Gross margin                              25,109      29,009     14,797     16,558

General and administrative expenses       82,793     119,939     49,315     42,863

Income (loss) from operations            (57,684)    (90,930)   (34,518)   (26,305)

Other income and (expense):
 Miscellaneous income                          8                     (7)
 Interest expense                        (15,424)     (7,810)    (8,234)    (4,164)
                                         (15,416)     (7,810)    (8,241)    (4,164)

  Net income (loss)                    $ (73,100)  $ (98,740) $ (42,759) $ (30,469)


Earnings (loss) per share:
 Net income (loss)                        ($0.01)     ($0.01)    ($0.01)    ($0.00)

 Weighted average shares outstanding   8,129,000   7,879,000  8,129,000  8,129,000






   See accompanying notes to financial statements.







<PAGE6>

               Best of America Corporation
                 Statement of Cash Flows
For the Three and Six Months Ended June 30, 1997 and 1996
                       (Unaudited)

                                                                Six Months            Three Months
                                                              1997      1996         1997      1996

Net cash provided by (used in) operating activities       $ (122,519) $ (12,488) $ (24,183) $
32,326

Cash flows from investing activities:
   Acquisition of office equipment                            (1,293)    (1,615)              (1,488)
   Acquisition of option on real estate                       (3,000)               (3,000)
  Net cash provided by (used in) investing activities         (4,293)    (1,615)    (3,000)
(1,488

Cash flows from financing activities:
   Common Stock issued for cash                                           5,000                5,000
   Proceeds from (payments to) related parties                76,073     13,635     27,183
(33,349)
  Net cash provided by (used in) financing activities         76,073     18,635     27,183
(28,349)

Increase (decrease) in cash                                  (50,739)     4,532                2,489
Cash and cash equivalents,
 beginning of period                                          51,437        592        698     2,635
Cash and cash equivalents,
 end of period                                            $      698  $   5,124  $     698  $  5,124



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

The Company has incurred operating losses during the six months ended June 30, 1997, and 1996, aggregating $73,100 and $98,740, and has negative working capital of $143,349 at June 30, 1997.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	         CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties: The Company is structured so that it can adjust to the trends and uncertainties in the automobile service industry. The Company has tried to eliminate the major variables of interest rates and operating expenses. However, as the Company has little or no control over the demand for its products and/or services, inflation and changing prices could have a material effect on the future profitability of the Company.

Capital and Sources of Liquidity: During the Six months ended June 30, 1997 the Company's principal source of funding was derived from operations and loans from shareholders.

The Company's sources of liquidity for the remainder of 1997 are expected to be generated from efforts to raise additional capital and advances from affiliates. This capital is essential to the continued operation of the Company. See the discussion of Capital Resources included in the Company's Report on Form 10-KSB for the year ended December 31, 1996 for additional information.

The Company currently has no material commitments for capital expenditures. The Company recently moved its offices and increased its lease obligation from a base rental of $644.50 per month to $1,000 per month on a month-to-month basis. In addition, 800 square feet of storage space for its parts and chemicals is leased on a month-to-month basis for a monthly rent of $320. The increased lease payments have a negative effect on the cash flow of the Company. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

The Company purchased office equipment of $1,293 and paid $3,000 for an option to purchase the present office building and adjoining land during the six months ended June 30, 1997, resulting in net cash used in investing activities of $4,293.

The Company purchased office equipment of $1,615 during the six months ended June 30, 1996, resulting in net cash used in investing activities of $1,615.

The Company received advances from shareholders of $76,073 during the six months ended June 30, 1997, resulting in net cash provided by financing activities of $76,073

The Company received advances from shareholders of $13,635 and $5,000 of proceeds from the sale of common stock during the six months ended June 30, 1996, resulting in net cash provided by financing activities of $18,635.

Results of Operations:

The Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing and the Company's ability to finance, manage, and construct car wash operations, and acquire manufacturing equipment.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. In this regard the Company has undertaken the raising of additional equity capital and debt financing. The Company's continued operations are dependent upon obtaining financing.

1997 Compared to 1996: For the six months ended June 30, 1997, the Company experienced a net loss of $73,100 compared to a net loss of $98,740 for the six months ended June 30, 1996. The Company experienced negative cash flow from operating activities of $122,519 for the six months ended June 30, 1997, compared to negative cash flow from operations of $12,488 for the six months ended June 30, 1996.

The Company received revenue of $56,393 for the six months ended
June 30, 1997, compared to $35,407 for the six months ended June
30, 1996.

Cost of sales increased from $6,398 during the six months ended
June 30, 1996, to $31,284 during the six months ended June 30, 1997, due to increased merchandise sales.

General and administrative expenses decreased from $119,939 during the six months ended June 30, 1996, to $82,793 during the six months ended June 30, 1997, due to less money spent to acquire financing.

The Company's interest expense increased from $7,810 during the six months ended June 30, 1996, to $$15,424 during the six months ended June 30, 1997.

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



                          Best of America Corporation
	                (Registrant)

Dated: July 30, 1997_______________________



By: /s/ Anatole J. Plaisance
     ------------------------
     President