Form 10QSB
period 1997-09-30
BEST OF AMERICA CORP
filed 1997-11-24
CIK 846619

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              September 30, 1997

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

                   BEST OF AMERICA CORPORATION

Index


PART I   FINANCIAL INFORMATION

Balance Sheet
September 30, 1997                        3

Statements of Operations
Three and Nine Months
Ended September 30, 1997 and 1996         4


Statements of Cash Flows
Three and Nine Months Ended
September 30, 1997 and 1996               5


Notes to Financial Statements             6

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                              7-8

PART II
Other Information                          9

Signatures                                10

                Best of America Corporation
                       Balance Sheet
                    September 30, 1997
                        (Unaudited)

                          ASSETS
Current assets:
  Cash                                                               $       4,708
  Accounts receivable, net of allowance for
   doubtful accounts of $ 11,333                                             57,707
  Inventory                                                                  17,370
  Note receivable - trade                                                    25,000
  Prepaid expenses                                                          111,744
      Total current assets                                                  216,529

Property and equipment, at cost, net of
  accumulated depreciation of $32,333                                        11,677

Patents and formulas, at cost, net of
  accumulated amortization of $5,783                                          4,304

Deposits                                                                     26,654

Option to purchase real estate                                                4,000
                                                                      $     263,164
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $     371,687
  Due to related parties                                                     30,498
  Customer deposits                                                          10,000
      Total current liabilities                                             412,185

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $10 par value, non-voting,
  non-cumulative, non participating,
  convertible, 50,000,000 shares authorized
 Common stock, no par value,
  1,000,000,000 shares authorized,
  8,129,000 shares issued and outstanding                                   348,930
 Paid in capital                                                             26,647
 Accumulated deficit                                                       (524,598)
                                                                           (149,021)
                                                                      $     263,164

     See accompanying notes to financial statements.

             Best of America Corporation
               Statements of Operations
For the Three and Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                Nine Months                 Three Months
                                                           1997           1996           1997           1996

Sales                                                  $     79,599   $     143,245  $     23,206   $    107,838
Cost of sales                                                41,840          48,725        10,556         42,327
Gross margin                                                 37,759          94,520        12,650         65,511

General and administrative expenses                         138,194         152,563        55,401         32,624

Income (loss) from operations                              (100,435)        (58,043)      (42,751)        32,887

Other income and (expense):
 Miscellaneous income                                             9                             1
 Interest expense                                           (25,121)        (12,230)       (9,697)        (4,420)
                                                            (25,112)        (12,230)       (9,696)        (4,420)

  Net income (loss)                                    $   (125,547)  $     (70,273) $    (52,447)  $     28,467


Earnings (loss) per share:
 Net income (loss)                                           ($0.02)         ($0.01)       ($0.01)         $0.00

 Weighted average shares outstanding                      8,129,000       7,962,333     8,129,000      8,129,000





   See accompanying notes to financial statements.

               Best of America Corporation
                 Statement of Cash Flows
For the Three and Nine Months Ended September 30, 1997 and 1996
                       (Unaudited)

                                                                           Nine Months                  Three Months
                                                                      1997           1996           1997           1996
  Net cash provided by (used in) operating activities             $   (88,479)  $    (14,561)  $     34,040   $    (2,073)

Cash flows from investing activities:
   Acquisition of office equipment                                     (1,293)        (1,615)
   Acquisition of option on real estate                                (4,000)                       (1,000)
  Net cash provided by (used in) investing activities                  (5,293)        (1,615)        (1,000)

Cash flows from financing activities:
   Common Stock issued for cash                                                        5,000
   Proceeds from (payments to) related parties                         47,043         11,509        (29,030)       (2,126)
  Net cash provided by (used in) financing activities                  47,043         16,509        (29,030)       (2,126)

Increase (decrease) in cash                                           (46,729)           333          4,010        (4,199)

Cash and cash equivalents,
 beginning of period                                                   51,437            592            698         5,124
Cash and cash equivalents,
 end of period                                                    $     4,708   $        925   $      4,708   $       925




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

The Company has incurred operating losses during the nine months ended
September 30, 1997, and 1996, aggregating $125,547 and $70,273, and has negative working capital of $195,656 at September 30, 1997.

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











ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	         CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties: The Company is structured so that it can adjust to the trends and uncertainties in the automobile service industry. The Company has tied to eliminate the major variables of interest rates and operating expenses. However, as the Company has little or no control over the demand for its products and/or services, inflation and changing prices could have a material effect on the future profitability of the Company.

Capital and Sources of Liquidity: During the nine months ended September 30, 1997 the Company's principal source of funding was derived from operations and loans from shareholders.

The Company's sources of liquidity for the remainder of 1997 are expected to be generated from efforts to raise additional capital and advances from affiliates. This capital is essential to the continued operation of the Company. See the discussion of Capital Resources included in the Company's
Report on Form 10-KSB for the year ended December 31, 1996 for additional information.

The Company currently has no material commitments for capital expenditures.
The Company recently moved its offices and increased its lease obligation from a base rental of $644.50 per month to $1,000 per month on a month-to-month basis. In addition, 800 square feet of storage space for its parts and chemicals is leased on a month-to-month basis for a monthly rent of $220. The increased lease payments have a negative effect on the cash flow of the Company. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

The Company purchased office equipment of $1,293 and paid $4,000 for an option to purchase the present office building and adjoining land during the nine months ended September 30, 1997, resulting in net cash used in investing activities of $5,293.

The Company purchased office equipment of $1,615 during the nine months ended
September 30, 1996, resulting in net cash used in investing activities of $1,615.

The Company received advances from shareholders of $47,043 during the nine months ended September 30, 1997, resulting in net cash provided by financing activities of $47,043

The Company received advances from shareholders of $11,509 and $5,000 of proceeds from the sale of common stock during the nine months ended September
30, 1996, resulting in net cash provided by financing activities of $16,509.


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

1997 Compared to 1996: For the nine months ended September 30, 1997, the
Company experienced a net loss of $125,547 compared to a net loss of $70,273 for the nine months ended September 30, 1996. The Company experienced negative cash flow from operating activities of $88,479 for the nine months ended September 30, 1997, compared to negative cash flow from operations of $14,561 for the nine months ended September 30, 1996.

The Company received revenue of $79,599 for the nine months ended September
30, 1997, compared to $143,245 for the nine months ended September 30, 1996.

Cost of sales decreased from $48,725 during the nine months ended September
30, 1996, to $41,840 during the nine months ended September 30, 1997, due to decreased merchandise sales.
General and administrative expenses decreased from $152,563 during the nine months ended September 30, 1996, to $138,194 during the nine months ended
September 30, 1997, due to less money spent to acquire financing.

The Company's interest expense increased from $12,230 during the nine months ended September 30, 1996, to $25,121 during the September months ended
September 30, 1997.









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

                Best of America Corporation
                (Registrant)

Dated: _ November 20, 1997_______________________



By:_/s/ Anatole Plaisance
     ----------------------------
     Anatole Plaisance, President































