Form 10QSB
period 1998-03-31
BEST OF AMERICA CORP
filed 1998-07-14
CIK 846619

U.S. Securities and Exchange Commission
                                Washington, D.C.  20549

                                      FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                March 31, 1998

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                               33-26899-D

                  BEST OF AMERICA CORPORATION
      (Exact Name of Registrant as specified in its charter)

         COLORADO                              84-1082394
 (State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization

                          27690 Main Street
                      Lacombe, Louisiana 70445
            	(Address code of principal executive offices)

                           (504) 646-0261
                      (Issuers telephone number)

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

             APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date: 9,729,000

 Transitional Small Business Disclosure Format. YES:   NO: X

                        BEST OF AMERICA CORPORATION

                                 Index


PART I		FINANCIAL INFORMATION


Balance Sheet
March 31, 1998                               3

Statements of Operations
Three Months
Ended March 31, 1998 and 1997                4


Statements of Cash Flows
Three Months Ended
March 31, 1998 and 1997                      5


Notes to Financial Statements                6

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                 7-8

PART II
Other Information                            9

Signatures                                   9

                       Best of America Corporation
                             Balance Sheet
                            March 31, 1998
                              (Unaudited)

                          ASSETS

Current assets:
  Accounts receivable, net of allowance for
   doubtful accounts of $ 7,333                            $       3,360
  Inventory                                                       14,658
  Note receivable - trade                                         27,743
  Contract receivable                                             48,925
  Prepaid expenses                                                55,282
  Due from related parties                                        30,024
        Total current assets                                      =======
                                                                 179,992
Property and equipment, at cost, net of
  accumulated depreciation of $34,093                             10,649

Land                                                             469,151
Patents and formulas, at cost, net of
  accumulated amortization of $6,287                               3,800

Option                                                             1,500

Deposits                                                          25,565
                                                                 -------
                                                           $     690,657
                                                                 =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $     319,858
  Due to related parties                                         113,772
  Note payable-current portion                                    11,750
  Customer deposits                                               15,000
                                                                 -------
      Total current liabilities                                  460,380

Note payable-net of current portion                               29,762

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $10 par value, non-voting,
  non-cumulative, non participating,
  convertible, 50,000,000 shares authorized
  216,200 shares issued and outstanding                          2,162,000
 Discount below par on preferred stock                          (1,732,532)
 Common stock, no par value,
  1,000,000,000 shares authorized,
  9,729,000 shares issued and outstanding                        1,444,930
 Less: stock subscription receivable                              (998,000)
 Paid in capital                                                    26,647
 Accumulated deficit                                              (702,530)
                                                                 ---------
                                                                   200,515
                                                           $       690,657
                                                                  =========

     See accompanying notes to financial statements.

                        Best of America Corporation
                          Statements of Operations
             For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                              1998                1997


Sales                                      $   18,439          $   20,986
Cost of sales                                   7,540              10,584
                                               ------              ------
Gross margin                                   10,899              10,402

General and administrative expenses            68,760              33,478
                                               ------              ------

Income (loss) from operations                 (57,861)            (23,076)

Other income and (expense):
 Miscellaneous income                             500                  15
 Interest expense                             (14,118)             (7,190)
                                               ------               -----
                                              (13,618)             (7,175)

  Net income (loss)                        $  (71,479)         $  (30,251)
                                              ========             =======



 Basic (loss) per share                         ($0.01)             ($0.00)

 Weighted average shares outstanding          9,529,000           8,129,000
                                              =========           ==========


   See accompanying notes to financial statements.

                        Best of America Corporation
                          Statement of Cash Flows
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                                  1998            1997

  Net cash provided by (used in) operating activities        $ (114,887)     $ (98,336)

Cash flows from investing activities:
   Note receivable - trade issued                                  (500)            -
   Acquisition of office equipment                                 (731)       (1,293)
                                                                -------         -----
 Net cash (used in) investing activities                         (1,231)       (1,293)

Cash flows from financing activities:
   Proceeds from related parties                                 16,657         48,890
   Proceeds from note payable                                       992              -
     Common stock issued for cash                                96,000              -
                                                                -------         ------
 Net cash provided by financing activities                      113,649         48,890
                                                                -------         ------

Increase (decrease) in cash                                      (2,469)       (50,739)
Cash and cash equivalents,
 beginning of period
 Cash and cash equivalents,                                       2,469         51,437
                                                                  -----         ------
 end of period                                                $       -        $   698
                                                              =========        =======


    See accompanying notes to financial statements.

Best of America Corporation
       Notes to Financial Statements

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended December 31, 1997.

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the periods ended March 31, 1998, and 1997, aggregating $71,479 and $30,251, and has negative working capital of $280,388 at March 31, 1998.

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

Capital and Sources of Liquidity: During the three months ended
March 31, 1998 the Company's principal source of funding was derived from operations, loans from shareholders and proceeds from the sale of common stock.

The Company's sources of liquidity for the remainder of 1998 are expected to be generated from efforts to raise additional capital and advances from affiliates. This capital is essential to the continued operation of the Company. See the discussion of Capital Resources included in the Company's Report on Form 10-KSB for the year ended December 31, 1997 for additional information.

The Company currently has no material commitments for capital expenditures. The Company recently moved its offices and increased its lease obligation from a base rental of $644.50 per month to $1,200 per month under the terms of an operating lease that expires on February 1, 2000. The monthly lease payments will increase to $1,400 and $1,600 during the second and third year of the lease. In addition, 800 square feet of storage space for its parts and chemicals is leased on a month-to-month basis for a monthly rent of $220. The increased lease payments have a negative effect on the cash flow of the Company. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

The Company purchased office equipment of $731 and paid $500 for a trade note receivable during the three months ended March 31, 1998, resulting in net cash used in investing activities of $1,231.

The Company purchased office equipment of $1,293 during the three months ended March 31, 1997, resulting in net cash used in investing activities of $1,293.

The Company received advances from shareholders of $16,657, proceeds from the sale of common stock of $96,000, and proceeds from a note payable of $992 during the three months ended March 31, 1998, resulting in net cash provided by financing activities of $113,649.

The Company received advances from shareholders of $48,890 during the three months ended March 31, 1997, resulting in net cash provided by financing activities of $48,890.


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

1998 Compared to 1997: For the three months ended March 31, 1998, the Company experienced a net loss of $71,479 compared to a net loss of $30,251 for the three months ended March 31, 1997. The Company experienced negative cash flow from operating activities of $115,254 for the three months ended March 31, 1998 compared to negative cash flow from operations of $98,336 for the three months ended March 31, 1997.

The Company received revenue of $18,439 for the three months ended March 31, 1998, compared to $20,986 for the three months ended
March 31, 1997.

Cost of sales decreased from $10,584 during the three months ended March 31, 1997, to $7,540 during the three months ended March 31, 1998, due to decreased merchandise sales.

General and administrative expenses increased from $33,478 during the nine months ended March 31, 1997, to $68,760 during the three months ended March 31, 1998, due to more money spent to acquire financing.

The Company's interest expense increased from $7,190 during the three months ended March 31, 1997, to $14,118 during the three months ended March 31, 1998.









      9=
                                PART II
                           OTHER INFORMATION

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

	                Best of America Corporation
	                (Registrant)

Dated:July 8, 1998



By: /s/ Anatole J. Plaisance
----------------------------
   President