Form 10KSB
period 1997-12-31
BEST OF AMERICA CORP
filed 1998-07-21
CIK 846619

                    FORM 10-KSB
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: 12/31/97 OR
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

The Corporation's revenues for its most recent fiscal year were $93,258.

As of December 31, 1997, the market value of the registrant's voting no par value common stock held by non-affiliates of the Registrant was $165,268.

The number of shares outstanding of registrant's only class of common stock, as of March 31, 1998 was 9,729,000 shares of its no par value common stock.

No documents are incorporated into the text by reference.
Transitional Small Business Disclosure Format (check one):
Yes     No x

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

	(a) General Development of Business. Best of America Corporation, formerly Unlimited Frontiers Organization, Inc. (the "Company") was
incorporated under the laws of Colorado on April 1, 1988.   Previously, the
Company's sole operating purpose was the acquisition of interests and business opportunities of others by the use of some of the proceeds from its prior public offering, an exchange of shares with entities which desire to employ the Company's status as a public corporation or a combination of these means.

During December, 1993, the Company completed a reorganization with Best of America Car Wash Systems, Inc., a Louisiana corporation ("Best Car Wash"). The Company issued 6,484,650 of its restricted common shares for all of the
issued and outstanding common shares of Best Car Wash.   This reorganization
has been accounted for as though it were a recapitalization of Best Car Wash and sale by Best Car Wash of 1,144,350 (15%) shares of common stock in
exchange for the net assets of the Company.   On December 10, 1993, pursuant
to a special meeting in lieu of the annual meeting of the stockholders of the Company, the stockholders approved a reverse split of the outstanding common shares of the Company on a 50:1 basis (57,217,500 shares to 1,144,350 shares); the increase in the authorization of common stock from 500,000,000
shares to 1,000,000,000 no par value common shares.   In addition, the
shareholders authorized a new class of 50,000,000 shares of non-voting, non-cumulative and non-participating convertible Preferred Stock; convertible, at the Company's option, into two common shares of the Company, par value $10.00; ratified the reverse acquisition of Best Car Wash as a wholly owned subsidiary and approved the corporate name change from Unlimited Frontiers Organization, Inc." to "Best of America Corporation."

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

          (b) Financial Information About Industry Segments. During its last three fiscal years, the Company's operations were focused on obtaining business opportunities through investments in or combinations with operating
entities.   The Company acts as a holding company under which its wholly owned subsidiary, Best Car Wash will operate.

      (c)  Narrative Description of Business.

The Company sells car wash systems, soaps and chemicals and replacement parts as well as manage the leased car wash. As a result, the Company had limited need for raw materials, trademarks or similar rights, customers, contracts with governmental entities, research and development activities, or involvement with governmental regulations other than those governing
securities, corporate and tax matters.   The following discussion is on the
operations of the Company's wholly owned subsidiary and its own subsidiary.

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

        (vii) Major Customers. During the fiscal years ended December 31, 1996 and 1997 respectively, Best Car Wash was not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business.

         (viii) Backlog. At December 31, 1996 and 1997, Best Car Wash had no backlog of unfilled orders for its systems.

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

         (xiii) Employees. As of December 31, 1997, the Company and Best Car Wash employed one person full time and no persons in a part time capacity.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales. During the fiscal years ended December 31, 1996 and 1997 respectively, the Company did not engage in any significant activity with respect to foreign operations and export sales.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property and leases all of its facilities. The Company's principal offices are located at 27690 Main Street, Lacombe, Louisiana 70458 which consists of a 2,075 square foot office building on a
lot that is 91' x 169.40' x 169.9'   Commencing February 1, 1997, the Company
is leasing this facility from a related corporation for $1200 per month on a month to month basis. The lease agreement expires on February 1, 2000 and requires minimum monthly lease payments of $1,200, $1,400 and $1,600 during
the three year term of the lease.   On March 10, 1997, the Company entered
into an option to purchase this property for $160,000.  The Company paid
$2,500 for this option.   Additionally, the Company entered into an option to
purchase the adjacent land to this property for $110,000. The Company paid $1,500 for said option. Additionally, 800 square feet of storage for its parts and chemicals is leased on a month-to-month basis at a monthly lease
fee of $220.00.   The address of the storage facility is 1336 Gause
Boulevard, Slidell, Louisiana 70458.   The Company believes that its existing
facility is adequate to meet its needs for the foreseeable future.

During 1997, the Company acquired 85.08 acres of land in St. Mary Parish, Louisiana. The land was acquired in exchange for 216,200 shares of $10 par value preferred stock and a note payable for $39,683. The value of the land ($469,151) was determined by discounting the estimated annual net cash flow of $40,000 to be received by the Company from the land's sugar crop production, using a 7% interest rate over a period of 25 years.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. The Company's common stock is traded on the OTC Bulletin Board under the symbol "BOAC".

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as
reported by the OTC Bulletin Board.   The Company's market makers are
M.H. Myerson, Sharp Capital, Inc. and Wien Securities Corp. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	Quarter Ended			High Bid	Low Bid


         9/30/96                               1.12       .50
         12/31/96                               .90       .25
	3/31/97                                .125      .125
         6/30/97                                .185      .06
         9/30/97                                .30       .125
         12/31/97                               .90       .21
         3/31/98                                .85       .185
         6/30/98                                .185      .06

The Company's common stock commenced trading on the over-the-counter market
in September, 1996.   Prior to that time, there was no market for the
securities of the Company.

Holders.   The approximate number of holders of record of the Company's no par value common stock, as of December 31, 1997, was 105.

Currently, as of March 31, 1998, there are 105 holders of record.

Dividends.   Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. Other than the distribution of rights under a prior loan Agreement, since inception no dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

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

Capital and Sources of Liquidity.   The Company currently has no material
commitments for capital expenditures. The Company moved its offices where by its lease obligation increased from a base rental of $644.50 per month to
$1,200 per month on a month to month basis.   Additionally, 800 square feet
of storage for its parts and chemicals is leased on a month-to-month basis at
a monthly lease fee of $220.00.   The increase lease payments have a negative
effect on the cash flow of the Company.   The Company believes that its
existing facility is adequate to meet its needs for the foreseeable future.

The Company had a notes receivable - trade issued of $2,243 for the year ended December 31, 1997. The Company acquired a contract receivable of $48,925 and acquired options to purchase land and buildings for $4,000. The Company purchased office equipment of $1,294 for the year ended December 31, 1997 resulting in cash used in investing activities of $56,462.

The Company purchased office equipment of $8,471 for the year ended December
31, 1996.   Additionally, the Company had a decrease in note receivable-trade issued of $25,000 resulting in cash used in investing activities of $33,471.

The Company received advances from shareholders of $83,636 and issued Common
Stock for cash of $2,000 in the year ended December 31, 1997.   As a result,
net cash of $85,636 was provided by financing activities for the year ended December 31, 1997.

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

1997 compared to 1996.   For the year ended December 31, 1996, the Company
experienced a net loss of $(19,641) compared to a net loss from operating
activities of $(232,001) at December 31, 1997.    Depreciation and
amortization expenses stayed relatively the same ($3,772) for the year ended December 31, 1996 compared to the year ended December 31, 1997 ($4,560) due to the limited activity. As operations decreased, the Corporation experienced a decrease in accounts receivables of $18,683, a decrease in inventory of $6,956, an increase in prepaids of $79,480, a decrease in deposits of $1,089, an increase in customer deposits of $5,000 and an
increase in accounts payable and accrued expenses of $189,718.   The
Corporation experienced a negative cash flow from operating activities of $78,142 for the year ended December 31, 1997 compared to a positive cash flow of $139,221 for December 31, 1996.

The Corporation received revenue of $466,136 for the year ended December 31, 1996 compared to $93,258 for the same period in 1997, due to limited equipment sales in 1997.

Cost of sales decreased from $284,195 in 1996 to $46,111 in 1997 due to the same limited equipment sales in 1997.

General and administrative expenses increased from $177,661 for the year ended December 31, 1996 to $240,123 for the year ended December 31, 1997 due to costs associated with the leased car wash and the attempts to acquire additional properties.

The Corporation's interest expense increased from $31,031 for the year ended December 31, 1996 to $43,932 for the year ended December 31, 1997.

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

Cost of sales increased from $43,368 in 1995 to $284,195 in 1996 due to the sale and lease back of the above described car wash.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

                   REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Best of America Corporation


We have audited the accompanying balance sheet of Best of America Corporation as of December 31, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best of America Corporation as of December 31, 1997, and the results of its operations, and its cash flows for each of the years ended December 31, 1997, and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               James E. Scheifley & Associates, P.C.
                                   Certified Public Accountants

Englewood, Colorado
March 20, 1998

                Best of America Corporation
                       Balance Sheet
                     December 31, 1997

                          ASSETS

Current assets:
  Cash                                                            $   2,469
  Accounts receivable, net of allowance for
   doubtful accounts of $ 7,333                                       3,062
  Inventory                                                          17,834
  Note receivable - trade                                            27,243
  Contract Receivable                                                48,925
  Prepaid expenses                                                   83,877
  Due from related parties                                           32,583
                                                                   --------
      Total current assets                                          215,993

Property and equipment, at cost, net of
  accumulated depreciation of $33,221                                10,790

Land                                                                469,151

Patents and formulas, at cost, net of
  accumulated amortization of $6,035                                  4,052

Options                                                               4,000

Deposits                                                             25,565
                                                                   --------
                                                                   $729,551
                                                                   ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  403,363
  Due to related parties                                             99,674
Notes payable-current portion                                        10,756
  Customer deposits                                                  10,000
                                                                   --------
      Total current liabilities                                     523,795

Note payable - net of current portion                                29,762

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $10 par value, non-voting,
  non-cumulative, non participating,
  convertible, 50,000,000 shares authorized
 216,200 shares issued and outstanding                            2,162,000
Discount below par on preferred stock                            (1,732,532)
 Common stock, no par value,
  1,000,000,000 shares authorized,
  9,729,000 shares issued and outstanding                         1,348,930
Less: stock subscription receivable                                (998,000)
 Paid in capital                                                     26,647
 Accumulated deficit                                               (631,051)
                                                                  ---------
                                                                    175,994
                                                                  ---------
                                                                    729,551
                                                                  =========

     See accompanying notes to financial statements.

             Best of America Corporation
               Statements of Operations
    For the Years Ended December 31, 1997 and 1996


                                             1997           1996

Sales                                        93,258          466,136
Cost of sales                                46,111          284,195
                                            -------          -------
Gross margin                                 47,147          181,941

General and administrative expenses         240,123          177,661
                                            -------          -------

Income (loss) from operations              (192,976)           4,280

Other income and (expense):
 Interest Income                              3,418                -
 Miscellaneous income                         1,489            7,110
 Interest expense                           (43,932)         (31,031)
                                            (39,025)         (23,921)

  Net income (loss)                         (232,001)        (19,641)


Earnings (loss) per share:
 Net income (loss)                            (0.03)           (0.00)

 Weighted average shares outstanding      9,529,000         7,683,167






   See accompanying notes to financial statements.

         Best of America Corporation
 Statement of Changes in Stockholders' Equity
   Years Ended December 31, 1997 and 1996

                                                                        Discount
                               Common Stock      Paid in  Common Stock  Preferred Stock    Below     Accumulated
                             Shares     Amount   Capital  Subscriptions  Shares  Amount     Par       Deficit      Total

Balance, December 31, 1995  7,629,000   258,930   26,647          -          -        -         -     (379,409)   (93,832)

Cash sale of common stock     500,000    90,000        -          -          -        -         -            -     90,000
Net (Loss) for the year             -         -        -          -          -        -         -      (19,641)   (19,641)
                            ---------   -------   ------    -------     ------   ------    ------     --------     ------
Balance, December 31, 1996  8,129,000   348,930   26,647          -          -        -         -     (399,050)   (23,473)

cash sale of common stock       2,000     2,000        -          -          -        -         -            -      2,000
Common stock subscriptions    998,000   998,000        -   (998,000)         -        -         -            -          -
Preferred Stock issued to
  acquire land                      -         -        -          -    216,200 2,162,000 (1,732,532)         -    429,468
Net (loss) for the year             -         -        -          -          -        -         -     (232,001)  (232,001)
                            ---------   -------  -------    -------    -------  --------  ---------   --------    -------
Balance December 31, 1997   9,729,000 1,348,930   26,647   (998,000)   216,200 2,162,000 (1,732,532)  (631,051)   175,994







        See accompanying notes to financial statements.

               Best of America Corporation
                 Statement of Cash Flows
         Years Ended December 31, 1997 and 1996

                                                             1997       1996
Net income (loss)                                          (232,001)  (19,641)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                             4,560       3,772
   Provision for bad debts                                   7,333      11,333
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              18,683     (22,385)
    (Increase) decrease in inventory                         6,956      (8,234)
    (Increase) decrease in prepaids                        (79,480)     (4,397)
    (Increase) decrease in deposits                          1,089      26,795
Increase (decrease) in accounts payable and
        accrued expenses                                   189,718     146,978
    Increase (decrease) in customer deposits                 5,000       5,000
                                                           -------     -------
       Total adjustments                                   153,859     158,862
                                                           -------     -------
  Net cash provided by (used in) operating activities      (78,142)    139,221

Cash flows from investing activities:
   Note receivable - trade issued                           (2,243)   (25,000)
   Contract Receivable                                     (48,925)         -
   Acquisition of options                                   (4,000)         -
   Acquisition of office equipment                          (1,294)    (8,471)
                                                           -------     ------
  Net cash provided by (used in) investing activities      (56,462)   (33,471)

Cash flows from financing activities:
   Proceeds from (payments to) related parties              83,636   (144,905)
   Common stock issued for cash                              2,000     90,000
                                                           -------    -------
  Net cash provided by (used in)  financing activities      85,336    (54,905)

Increase (decrease) in cash                                (48,968)    50,845
Cash and cash equivalents,
 beginning of period                                        51,437        592
Cash and cash equivalents,
 end of period                                               2,469     51,437
                                                           =======    =======
Supplemental cash flow information:
   Cash paid for interest                                  $     -    $     -
   Cash paid for income taxes                              $     -    $     -

Non-cash investing and financing activities:
  Land acquired for preferred stock and a note             $469,151   $     -
  Common Stock subscribed                                  $998,000   $     -

    See accompanying notes to financial statements.

                    Best of America Corporation
                   Notes to Financial Statements
                          December 31, 1997

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

Fixed assets:
The Company depreciates its office equipment utilizing the straight line method over periods of five to seven years. Depreciation expense was $3,552 and $2,764 for the years ended December 31, 1997 and 1996.

Loss per share:
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The statement is effective for financial statements issued for periods ending
after December 15, 1997.   Among other changes, SFAS No. 128 eliminates the
presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per
share.   The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company''s earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

Patents and formulas:
The Company amortizes its patents and formulas over a period of 10 years using the straight line method. Amortization charged to operations was $1,008 for each of the years ended December 31, 1997, and 1996.

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

Long-lived assets:
In accordance with Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
recoverable.   Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and
its eventual disposition is less than its carrying amount.   No such
impairment losses have been identified by the Company.

Recent pronouncements:
In 1996 Financial Accounting Standards No. 125 (FAS 125) Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities was issued, FAS 125 is effective for transfers and servicing of liabilities occurring after December 31, 1996. The Company has adopted FAS 125 in 1997. However, adoption of FAS 125 does not have a material effect on the Company's financial position or operating results. SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income
to be reported in the financial statements.   The statement is effective for
all periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods will be required for comparative
purposes.   To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

Note 2. NOTE RECEIVABLE-TRADE

The Company has an unsecured trade note receivable from one of its customers. The note bears interest at 8% per annum and was due on November 20, 1997. The note has been extended to November 20, 1998.

Note 3.  CONTRACT RECEIVABLE

The Company has a secured contract receivable for subcontracted equipment and materials sold to a customer for the construction and operation of a car wash
in Louisiana.   The amount due is payable on demand, interest free, and
secured by a perfected lien on the underlying equipment and materials.

Note 4.  LAND

During 1997, the Company acquired 85.08 acres of land in St. Mary Parish,.
Louisiana.   The land was acquired in exchange for 216,200 shares of $10 par
value preferred stock and a note payable for $39,683.   The value of the land
($469,151) was determined by discounting the estimated annual net cash flow of $40,000 to be received by the Company from the land's sugar crop production, using a 7% interest rate over a period of 25 years. (see Notes 6 and 7).

Note 5.  OPTIONS

The Company paid $2,500 and $1,500 for options to purchase the present office building and adjacent land for $160,000 and $110,000, respectively. As of December 31, 1997 the options had not been exercised.

Note 6.  NOTE PAYABLE

In conjunction with a transaction to acquire a tract of land in Louisiana (see Note 4), the Company issued a note payable to the sellers for $39,683. The note bears interest at 10% and is payable in four equal annual installments of principal plus accrued interest with the first payment due on
October 15, 1998.   The note is secured by a perfected mortgage on the
property.   At December 31, 1997 the total amount included accrued interest due on the note was $40,520.

Note 7. STOCKHOLDERS' EQUITY

Common Stock:

During 1997, the Company issued 1,000,000 shares of its no par value common stock in a Section 504 Private Placement Offering. The Company received cash aggregating $2,000 and subscriptions aggregating $998,000.

During 1996, the Company issued 500,000 shares of its no par value common stock for cash aggregating $90,000.

Preferred stock:

During December, 1993 the Company authorized 50,000,000 shares of $10 par value, non-voting, non-cumulative, non-participating, convertible
preferred stock.   During 1997, the Company issued 216,200 shares of this
preferred stock in exchange for 85.08 acres of land in St. Mary Parish,
Louisiana.   The value assigned to this preferred stock for its part as consideration for the land was $429,468 resulting in a discount from par value of $1,732,532 (see Note 4).

Note 8. INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating approximately $630,000 which expire from 2005 through 2011.

Note 9. RELATED PARTY TRANSACTIONS

The Company has a month to month agreement to operate a car wash owned by an entity controlled by the Company's majority shareholder. The Company pays a monthly rental of $1,100 for which it receives all revenues from the car wash and is responsible for its operating expenses.

At December 31, 1995 the Company had advanced $52,000 as a deposit on an option to purchase certain equipment used in a manufacturing operation for an aggregate purchase price of $285,000. The option expired on April 20, 1996, however a related company under common control agreed to credit the Company $52,000 against an outstanding note payable to this related company and resume the negotiations on behalf of the Company. The net amount due from this related Company is $32,583, has been included in due from related parties on the balance sheet and is expected to be received in the current period.

In addition the Company has been advanced an aggregate of $99,674 in working capital funds by certain shareholders. The advances are to be repaid in July, 1998 and bear interest at 8%.

Note 10. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the periods ended
December 31, 1997, and 1996, aggregating $232,001, and $19,641 and had negative working capital of $78,142 during the year ended December 31, 1997, and had positive working capital of $139,221 at December 31, 1996.

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

Note 7. COMMITMENTS AND CONTINGENCIES

The Company had leased its office facilities on a month to month basis at a monthly rental of $645. During February, 1997 the Company moved into a new office facility under the terms of an operating lease agreement. The lease agreement expires on February 1, 2000 and requires minimum monthly lease payments of $1,200, $1,400 and $1,600 during the three year term of the lease. Rent expense was $16,241 and $7,740 for each year ended December 31, 1997 and 1996. In addition, the lease contains an option to purchase the office facility and the attached land for a price of $160,000.

                          PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

Name                       age               Position                            Since
Anatole J. Plaisance<F1>   63                President and Director              December, 1993
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

[FN]
<F1>Mr. Plaisance resigned as President on April 20, 1998 and Mr. Michael Yates
has been Acting President since that date.

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

Anatole J. Plaisance. Mr. Plaisance is currently a Director of the Company. Mr. Plaisance obtained a Bachelor of Arts Degree in Political Science and History from the University of Southwestern Louisiana in May, 1987. He had
previously attended that university from 1956-1958.   In June, 1991, Mr.
Plaisance obtained an LL.B. decree from Louisiana State University, Law School and obtained his Juris Doctor Degree from that law school in December, 1968. From 1980 to 1992, Mr. Plaisance was a sole practitioner specializing in the general practice of law, trial advocacy and legal support in
preparation for trial.    From 1963 to 1980, Mr. Plaisance practiced law in
the law firm of Plaisance & Franques in Lafayette, Louisiana.

Michael Yates.  Mr. Yates is currently Acting President, Vice President and a
Director of the Company.   Mr. Yates has been in charge of shipping and
receiving at Windsor Court Hotels, Inc. from 1986 to 1996.   At present, Mr.
Yates is employed as a vice president of Marbane Construction Company, a related company.

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

ITEM 10.  EXECUTIVE COMPENSATION

During fiscal 1997, and as of the date of filing this report, no compensation has been paid, nor have there been compensation arrangements or plans, other than what has been indicated below.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, the following persons were officers or directors of the Company or were known by the Company to own or control beneficially more than five percent of the Company's common stock, no par value:

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

 (1)Includes 4,870,682 shares owned by American National Corp., which Mr. Yates serves as President. American National Corp. owns Marbane Construction Company, which owns 313,430 shares of the Company.
(2)Includes 313,430 shares owned by Marbane Construction Company, which Hr. Hallmark serves as Vice President.

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

At December 31, 1995 the Company had advanced $52,000 as a deposit on an option to purchase certain equipment used in a manufacturing operation for an aggregate purchase price of $285,000. The option expired on April 20, 1996, however a related company under common control agreed to credit the Company $52,000 against an outstanding note payable to this related company and resume the negotiations on behalf of the Company. The net amount due from this related Company is $32,583, has been included in due from related parties on the balance sheet and is expected to be received in the current period.

In addition the Company has been advanced an aggregate of $99,674 in working capital funds by certain shareholders. The advances are to be repaid in July, 1998 and bear interest at 8%.

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


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors...................................8
Balance Sheet...........................................................9
Statement of Operations................................................	10
Statement of Stockholder's Equity......................................	11
Statement of Cash Flows ...............................................	12
Notes to Financial Statements .........................................	13

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

Reports filed on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: July 16, 1998                 BEST OF AMERICA CORPORATION


                                   /S/ Michael A. Yates
                                   -------------------
                                   By: Michael A. Yates, Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  7/16/98


Date:   7/16/98

/S/ MICHAEL A. YATES
-------------------------------------
Michael A. Yates
Acting President, Vice-President


Date:   7/16/98

/S/ Anatole J. Plaisance
-------------------------------------
Anatole J. Plaisance
Director

Date:   7/16/98

/S/ JULIAN P. RISH
-------------------------------------
Julian P. Rish
Secretary/Treasurer and Director
(Chief Financial Officer and Controller)

Date:  7/16/98

/S/ C. LYNN WHITE
--------------------------------------
C. Lynn White
Director


Date: 7/16/98

/S/ WALTER M. LARK
---------------------------------------
Walter R. Lark
Director


Date:  7/16/98

/S/ CLAUD HALLMARK
----------------------------------------
Claud Hallmark
Director