Form 10QSB/A
period 1998-03-31
BEST OF AMERICA CORP
filed 1998-07-21
CIK 846619

U.S. Securities and Exchange Commission
                                Washington, D.C.  20549

                                    Amendment 1 to
                                      FORM 10-QSB

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

	                Best of America Corporation
	                (Registrant)

Dated:July 8, 1998



By: /s/ Michael Yates
----------------------------
  Acting President