Form 10QSB
period 1998-06-30
BEST OF AMERICA CORP
filed 1998-08-21
CIK 846619

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                June 30, 1998

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

                           (504) 646-0261
                      (Issuer=s telephone number)

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

             APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date: 9,729,000

 Transitional Small Business Disclosure Format. YES:   NO: X

                   BEST OF AMERICA CORPORATION

Index


PART I		FINANCIAL INFORMATION


Balance Sheet
June 30, 1998                             3

Statements of Operations
Three Months
Ended June 30, 1998 and 1997              4


Statements of Cash Flows
Three Months Ended
June 30, 1998 and 1997                    5

Notes to Financial Statements             6

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                7-8

PART II

Other Information                         9

Signatures                                10

                Best of America Corporation
                       Balance Sheet
                       June 30, 1998
                        (Unaudited)

                          ASSETS

Current assets:
  Cash                                                                $       1,206
  Accounts receivable, net of allowance for
   doubtful accounts of $ 0                                                   4,888
  Inventory                                                                  13,220
  Note receivable - trade                                                    27,743
  Contract receivable                                                        48,925
  Prepaid expenses                                                           26,686
  Due from related parties                                                   28,087
                                                                      -------------
      Total current assets                                                  150,755

Property and equipment, at cost, net of
  accumulated depreciation of $32,316                                         5,073

Land                                                                        469,151

Patents and formulas, at cost, net of
  accumulated amortization of $6,539                                          3,548

Deposits                                                                     25,215
                                                                      -------------
                                                                      $     653,742
                                                                      =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $     332,687
  Due to related parties                                                    160,316
  Note payable-current portion                                               12,321
  Customer deposits                                                          10,000
                                                                      -------------
      Total current liabilities                                             515,324

Note payable-net of current portion                                          30,183

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $10 par value, non-voting,
  non-cumulative, non participating,
  convertible, 50,000,000 shares authorized
  216,200 shares issued and outstanding                                  2,162,000
 Discount below par on preferred stock                                  (1,732,532)
 Common stock, no par value,
  1,000,000,000 shares authorized,
  9,729,000 shares issued and outstanding                                1,444,930
 Less: stock subscription receivable                                      (998,000)
 Paid in capital                                                            26,647
 Accumulated deficit                                                      (794,810)
                                                                      ------------
                                                                           108,235

                                                                      $    653,742
                                                                      ============

     See accompanying notes to financial statements.

         Best of America Corporation
           Statements of Operations
For the Three and Six Months Months Ended June 30, 1998 and 1997
                             (Unaudited)

                                               Six Months                   Three Months
                                                  1998           1997           1998           1997
Sales                                         $   38,309      $  56,393     $   19,870      $  35,497
Cost of sales                                     17,707         31,284         10,167         20,700
                                              ----------      ---------     ----------      ---------
Gross margin                                      20,602         25,109          9,703         14,797

General and administrative expenses              158,142         82,793         89,382
49,415
                                              ----------      ---------     ----------      ---------
Income (loss) from operations                   (137,540)       (57,684)       (79,679)
(34,518)

Other income and (expense):
 Miscellaneous income                              1,052              8            552             (7)
 Interest expense                                (27,270)       (15,424)       (13,152)        (8,234)
                                                 (26,218)       (15,416)       (12,600)        (8,241)
                                              ----------      ---------     ----------      ---------
  Net income (loss)                           $ (163,758      $ (73,100)    $  (92,279)     $ (42,759)



 Basic (loss) per share                           ($0.02)        ($0.01)        ($0.01)        ($0.01)

 Weighted average shares outstanding           9,629,000      8,129,000      9,729,000
8,129,000
                                             ===========     ==========     ==========
==========




See accompanying notes to financial statements.

              Best of America Corporation
                Statement of Cash Flows
For the Three and Six Months Ended June 30, 1998 and 1997
                      (Unaudited)

                                                                 Six Months                   Three Months
                                                                    1998           1997           1998           1997
  Net cash provided by (used in) operating activities           $  (168,887)   $  (122,519)  $
(54,000)    $   (24,183)

Cash flows from investing activities:
   Note receivable - trade issued                                      (500)
   Acquisition of office equipment                                    5,000         (1,293)        5,731
   Acquisition of option on real estate                                             (3,000)
(3,000)
 Net cash (used in) investing activities                              4,500         (4,293)        5,731
(3,000)

Cash flows from financing activities:
   Proceeds from related parties                                     65,138         76,073        48,481
27,183
   Proceeds from note payable                                         1,986                          994
   Common stock issued for cash                                      96,000
 Net cash provided by financing activities                          163,124         76,073        49,475
27,183

Increase (decrease) in cash                                          (1,263)       (50,739)        1,206
Cash and cash equivalents,
 beginning of period                                                  2,469         51,437
698
Cash and cash equivalents,
 end of period                                                  $     1,206    $       698       $ 1,206     $
698



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

The Company has incurred operating losses during the periods ended June 30, 1998, and 1997, aggregating $71,479 and $30,251, and has negative working capital of $280,388 at June 30, 1998.

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

Capital and Sources of Liquidity: During the three months ended June 30, 1998 the Company's principal source of funding was derived from operations, loans from shareholders and proceeds from the sale of common stock.

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

The Company purchased office equipment of $731 and paid $500 for a trade note receivable during the three months ended June 30, 1998, resulting in net cash used in investing activities of $1,231.

The Company purchased office equipment of $1,293 during the three months ended June 30, 1997, resulting in net cash used in investing activities of $1,293.

The Company received advances from shareholders of $16,657, proceeds from the sale of common stock of $96,000, and proceeds from a note payable of $992 during the three months ended June 30, 1998, resulting in net cash provided by financing activities of $113,649.

The Company received advances from shareholders of $48,890 during the three months ended June 30, 1997, resulting in net cash provided by financing activities of $48,890.



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

1998 Compared to 1997: For the three months ended June 30, 1998, the Company experienced a net loss of $71,479 compared to a net loss of $30,251 for the three months ended June 30, 1997. The Company experienced negative cash flow from operating activities of $115,254 for the three months ended June 30, 1998 compared to negative cash flow from operations of $98,336 for the three months ended June 30, 1997.

The Company received revenue of $18,439 for the three months ended June 30, 1998, compared to $20,986 for the three months ended June 30, 1997.

Cost of sales decreased from $10,584 during the three months ended June 30, 1997, to $7,540 during the three months ended June 30, 1998, due to decreased merchandise sales.
General and administrative expenses increased from $33,478 during the nine months ended June 30, 1997, to $68,760 during the three months ended June 30, 1998, due to more money spent to acquire financing.

The Company's interest expense increased from $7,190 during the three months ended June 30, 1997, to $14,118 during the three months ended June 30, 1998.

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

Best of America Corporation
 (Registrant)

Dated:  August 18, 1998



By:_ By: /s/ Michael Yates
----------------------------
  Acting President