Form 10QSB
period 1998-09-30
BEST OF AMERICA CORP
filed 1998-11-23
CIK 846619

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                September 30, 1998

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                               33-26899-D

                  BEST OF AMERICA CORPORATION
      -------------------------------------------------------
      (Exact Name of Registrant as specified in its charter)

         COLORADO                              84-1082394
--------------------------------         ----------------------
 (State or other jurisdiction            (IRS Employer Identi-
of incorporation or organization          fication  Number)

                             6748 Renoir
                      Baton Rouge, Louisiana 70816
                ---------------------------------------------
                (Address code of principal executive offices)

                           (504) 926-0596
                      ---------------------------
                      (Issuer's telephone number)

 Check mark whether the Issuer (1) has filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.  YES: __X__   NO: _____

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PREVIOUS FIVE YEARS
 Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the
court.  YES: _____   NO: _____

             APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date: 8,731,000

 Transitional Small Business Disclosure Format. YES: _____  NO:__X__

                   BEST OF AMERICA CORPORATION

                           Index


PART I         FINANCIAL INFORMATION


               Balance Sheet
                 September 30, 1998                         3

               Statements of Operations
                 Nine Months
                 Ended September 30, 1998 and 1997          4


               Statements of Cash Flows
                 Nine Months Ended
                 September 30, 1998 and 1997                5

               Notes to Financial Statements                6


               Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                 7-8

PART II
               Other Information                            9

               Signatures                                   10


                          Best of America Corporation
                                 Balance Sheet
                              September 30, 1998
                                  (Unaudited)

                ASSETS

Current assets:
  Cash                                                     $      1,746
  Accounts receivable, net of allowance for
   doubtful accounts of $ 0                                       3,655
  Inventory                                                      14,161
  Note receivable - trade                                        27,743
  Contract receivable                                            48,925
  Prepaid expenses                                                  181
                                                           ------------
      Total current assets                                       96,411

Property and equipment, at cost, net of
  accumulated depreciation of $32,857                             4,532

Land                                                            469,151

Patents and formulas, at cost, net of
  accumulated amortization of $6,791                              3,296

Deposits                                                         25,215
                                                           ------------
                                                           $    598,605
                                                           ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    340,816
  Due to related parties                                         13,136
  Note payable-current portion                                   13,313
  Customer deposits                                              10,000
                                                           ------------
      Total current liabilities                                 377,265

Note payable-net of current portion                              30,183

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $10 par value, non-voting,
  non-cumulative, non participating,
  convertible, 50,000,000 shares authorized
  216,200 shares issued and outstanding                       2,162,000
 Discount below par on preferred stock                       (1,732,532)
 Common stock, no par value,
  1,000,000,000 shares authorized,
  8,731,000 shares issued and outstanding                       446,930
 Paid in capital                                                 26,647
 Accumulated deficit                                           (711,888)
                                                           ------------
                                                                191,157
                                                           ------------
                                                           $    598,605
                                                           ============

               See accompanying notes to financial statements.




                  Best of America Corporation
                    Statements of Operations
For the Three and Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)

                                                              Nine Months                               Three Months
                                                   ----------------------------------       ---------------------------------
                                                       1998                  1997                 1998                1997
                                                   ------------         ------------        ------------         -------------
Sales                                              $   55,091           $   79,599          $   16,782           $   23,206
Cost of sales                                          20,536               41,840               2,829               10,556
                                                   ------------         ------------        ------------         -------------
Gross margin                                           34,555               37,759              13,953               12,650

General and administrative expenses                   208,873              138,194              50,731               55,401
                                                   ------------         ------------        ------------         -------------
Income (loss) from operations                        (174,318)            (100,435)            (36,778)             (42,751)

Other income and (expense):
 Miscellaneous income                                   1,052                    9                   0                    1
 Interest expense                                     (33,167)             (25,121)             (5,897)              (9,697)
 Intercompany write-off                               125,596                    0             125,596                    0
                                                   ------------         ------------        ------------         -------------
                                                       93,481              (25,112)            119,699               (9,696)
                                                   ------------         ------------        ------------         -------------
  Net income (loss)                                $  (80,837)          $ (125,547)         $   82,921           $  (52,447)
                                                   ============         ============        ============         =============


 Basic (loss) per share                                ($0.01)              ($0.02)              $0.01               ($0.01)
                                                   ============         ============        ============         =============
 Weighted average shares outstanding                9,440,558            8,129,000           9,063,667            8,129,000
                                                   ============         ============        ============         =============



       See accompanying notes to financial statements.



                                 Best of America Corporation
                                   Statement of Cash Flows
               For the Three and Nine Months Ended September 30, 1998 and 1997
                                         (Unaudited)

                                                                    Nine Months                       Three Months
                                                           -------------------------------      --------------------------
                                                               1998             1997              1998            1997
                                                           -----------        ----------        ---------       ---------
  Net cash provided by (used in) operating activities      $ (175,109)        $ (88,479)        $ (6,955)       $ 34,040

Cash flows from investing activities:
   Note receivable - trade issued                                (500)                0                0               0
   (Acquisition)sale of office equipment                        4,269            (1,293)               0               0
   Acquisition of option on real estate                             0            (4,000)               0          (1,000)
                                                           -----------        ----------        ---------       ---------
 Net cash (used in) investing activities                        3,769            (5,293)               0          (1,000)

Cash flows from financing activities:
   Proceeds from (payments to) related parties                 71,641            47,043            6,503         (29,030)
   Proceeds from note payable                                   2,976                 0              992               0
   Common stock issued for cash                                96,000                 0                0               0
                                                           -----------        ----------        ---------       ---------
 Net cash provided by financing activities                    170,617            47,043            7,495         (29,030)
                                                           -----------        ----------        ---------       ---------
Increase (decrease) in cash                                      (723)          (46,729)             540           4,010
Cash and cash equivalents,
 beginning of period                                            2,469            51,437            1,206             698
                                                           -----------        ----------        ---------       ---------
Cash and cash equivalents,
 end of period                                             $    1,746         $   4,708         $  1,746        $  4,708
                                                           ===========        ==========        =========       =========



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

The Company has incurred operating losses during the nine months ended September 30, 1998, and 1997, aggregating $80,837 and $125,547, and has negative working capital of $280,854 at September 30, 1998.

During the periods presented, the Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue. Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. The Company's continued operations are dependent upon its ability to restructure its existing debt and to obtaining financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties: The Company has tried to eliminate the major variables of interest rates and operating expenses.

Capital and Sources of Liquidity: During the nine months ended
September 30, 1998 the Company's principal source of funding was derived from operations, loans from shareholders and proceeds from the sale of common stock.

The Company currently has no material commitments for capital expenditures. The Company recently terminated its office lease which the Company had previously been leasing at a base rental of $1,200 per month. The Company leases 400 square feet of storage space for its parts and chemicals on a month to month basis for a monthly rent of $110.

The Company received proceeds from the sale of office equipment of $5,731, purchased office equipment of $1,462 and paid $500 for a trade note receivable during the nine months ended September 30, 1998, resulting in net cash provided by investing activities of $3,769.

The Company purchased office equipment of $1,293 and acquired options on real estate for $4,000 during the nine months ended September 30, 1997, resulting in net cash used in investing activities of $5,293.

The Company received advances from shareholders of $71,641, proceeds from the sale of common stock of $96,000, and proceeds from a note payable of $2,976 during the nine months ended September 30, 1998, resulting in net cash provided by financing activities of $170,617.

The Company received advances from shareholders of $47,043 during the nine months ended September 30, 1997, resulting in net cash provided by financing activities of $47,043.

Results of Operations:

The Company has not generated positive cash flow from operations and there can be no assurance that the trend will not continue.

The Company is unable to project a level of revenue which would allow a reversal of its history of operating losses in the near future. In this regard, the Company is attempting to restructure its existing debt.

1998 Compared to 1997: For the nine months ended September 30, 1998, the Company experienced a net loss of $80,837 compared to a net loss of $125,547 for the nine months ended September 30, 1997. The Company experienced negative cash flow from operations of $175,109 for the nine months ended September 30, 1998 compared to negative cash flow from operations of $88,479 for the nine months ended September 30, 1997.

The Company received revenue of $55,091 for the nine months ended
September 30, 1998, compared to $79,599 for the nine months ended
September 30, 1997.

Cost of sales decreased from $41,840 during the nine months ended
September 30, 1997, to $20,536 during the nine months ended September 30, 1998, due to decreased merchandise sales.

General and administrative expenses increased from $138,194 during the nine months ended September 30, 1997, to $208,873 during the nine months ended September 30, 1998, due to more money spent to acquire financing.

The Company's interest expense increased from $25,121 during the nine months ended September 30, 1997, to $33,167 during the nine months ended September 30, 1998.

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

              (a)  Exhibit 27 - Finanical Data Schedule.

              (b)  Not applicable.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Best of America Corporation
                          (Registrant)


Dated: November 23, 1998



By: /s/ Edwin Cantin
     ____________________________
     Edwin Cantin, President