Form 10KSB40
period 1998-12-31
J RISH GROUP INC
filed 1999-10-07
CIK 846619

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



                          Form 10-KSB



[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended
                 ____________________________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
     _______________________ to _____________

                     Commission file number
                ________________________________

                      The J. Rish Group, Inc.
         (Name of small business issuer in its charter)

                            Louisiana
  (State or other jurisdiction of incorporation or organization)

                 ______________________________
             (I.R.S. Employer Identification No.)

                        6748 Renoir
               _____________________________
             (Address of principal executive offices)

                      (Zip Code)  70806
                ___________________________

             Issuer's telephone number (225) 926-0596
         ____________________________________________________

Securities registered under Section 12(b) of the Exchange Act:  NONE

                        Title of each class

                ___________________________________

                ___________________________________

             Name of each exchange on which registered

                  OTC BULLETIN BOARD_____________

               ___________________________________


     Securities registered under Section 12(g) of the Exchange Act:
  _________________________________________________________________

                      (Title of class)
    ___________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year. $5,975,962.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No



(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
__________________________


DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
     Yes ____; No _X__

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development. The J. Rish Group, Inc. (the
"Company"), formerly Best of America Corporation, was incorporated under the laws of Colorado under the name of Unlimited Frontiers
Organization, Inc. on April 1, 1988.

     Since 1993, the Company engaged in the construction, sale and management of car wash equipment and self-service car washes.

     In September 1998, the Company's predecessor, Best of America Corporation, merged into its wholly owned subsidiary, The J. Rish Group, Inc., a Louisiana corporation. Pursuant to the merger, every shareholder of Best of America Corporation is entitled to receive one share of common stock in the Company for every share of common stock of Best of America Corporation, and two shares of common stock for every one share of preferred stock of Best of America Corporation.

     After the merger, a new board of directors and officers were elected. The new management of the Company shortly thereafter sought to acquire viable business concerns with existing revenue, to facilitate its growth. In late 1998, the Company entered into an agreement to purchase a group of nine existing and operating corporations in the medical care industry in a stock for stock exchange. The transaction involved the issuance of 16,000,000 shares of the Company's common stock for all the outstanding capital stock of each of the following:

     1)   Feliciana Outpatient Services, Inc.
     2)   S.W. Mississippi Outpatient Rehab of Woodville, Inc.
     3)   S.W. Mississippi Outpatient Rehab of Gloster, Inc.
     4)   S.W. Mississippi Outpatient Rehab of Natchez, Inc.
     5)   S.W. Mississippi Outpatient Rehab of Port Gibson, Inc.
     6)   N.E. Outpatient Rehab Services of Delhi, Inc.
     7)   N.E. Louisiana Outpatient Rehab of Monroe, Inc.
     8)   Baton Rouge Outpatient Rehab, Inc.
     9)   J Co., Inc.

     (b) Business of Issuer. The Company acts as a holding company, and through nine of its wholly owned subsidiaries, is a diversified corporation which provides various health care services in the states of Mississippi and Louisiana. The services include rehabilitative and respiratory therapy, infusion therapy, skilled nursing care, physical therapy and occupational rehabilitative care. These services are provided through independent clinics staffed with medical professionals holding certifications and licenses in physical therapy, occupational therapy as well as registered nurses.

     The Company intends to expand its operations throughout its market area of Mississippi and Louisiana, primarily in under served rural areas where professional medical care is most needed. The Company intends to expand its range of services through each of its clinic locations as authorized by its license as a Comprehensive Outpatient Rehab Facility. The Company's nine subsidiaries providing health care services during the fiscal year 1998 were primarily Medicare providers, however, the Company has made plans to diversify these subsidiaries' patient mixes to include sources of revenue outside the Medicare system.

     The Company's subsidiaries and their revenues are subject to the provisions of the Medicare Cost Reimbursement System as administered under its agent fiscal intermediaries. Effective in early 1999, the Company's source of revenue may be effected by the changes in the Medicare Cost Reimbursement system as outlined in the Balanced Budget Amendment as enacted by Congress in 1998. The Company has anticipated these changes and has made plans to diversify its operation to include payments for its services from private insurance and other sources in addition to Medicare reimbursement.

     During 1999, the Company plans to continue its expansion to under served medical markets, and to extend the range of its services in the clinics owned by the Company's nine subsidiaries providing health care services.

     The Company provides professional services that are not subject to rapid changes in technology, and therefore its ability to compete and operate successfully does not solely depend upon its ability to react to such changes.

     All of the Company's and its subsidiaries' computer hardware and software have been recently replaced such that there is no exposure to a failure or other malfunction of the Company's or its subsidiaries' computer systems resulting from the year 2000. However, a material amount of the revenues of the Company and subsidiaries is in the form of Medicare reimbursement provided by the Federal Government through one of its fiscal intermediaries, Blue Cross. If the Federal Government or its fiscal intermediary suffers a computer malfunction caused by the year 2000, there could be a material adverse effect to the Company.

     The Company's business, capital expenditures, earnings and competitive position are not materially affected by compliance with Federal, State or local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, and the Company does not anticipate any material capital expenditures for environmental control facilities in the future.

     As of December 31, 1998, the Company and its subsidiaries had 165 full-time employees. As of September 30, 1999, the Company and its subsidiaries had 185 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases all of its facilities throughout Louisiana and Mississippi. In each case the leases are standard commercial leases with rents at or below market rates for the area. The following subsidiaries operate clinics providing health care services from facilities in the following locations:

      Name of Subsidiary                      Location of Leased Facility

1)   Feliciana Outpatient Services, Inc.                    Clinton, LA
2)   S.W. Mississippi Outpatient Rehab of Woodville, Inc.   Woodville, MS
3)   S.W. Mississippi Outpatient Rehab of Gloster, Inc.     Gloster, MS
4)   S.W. Mississippi Outpatient Rehab of Natchez, Inc.     Natchez, MS
5)   S.W. Mississippi Outpatient Rehab of Port Gibson, Inc. Port Gibson, LA
6)   N.E. Outpatient Rehab Services of Delhi, Inc.          Delhi,LA
7)   N.E. Louisiana Outpatient Rehab of Monroe, Inc.        Monroe,LA
8)   Baton Rouge Outpatient Rehab, Inc.                     Baton Rouge,LA
9)   J Co., Inc.                                            Baton Rouge, LA

ITEM 3.  LEGAL PROCEEDINGS

     Best of America Car Wash Systems, Inc. (BACW), a wholly owned subsidiary of the Company, was named as a defendant in a petition filed in the 22nd Judicial District for the Parish of St. Tammany of the State of Louisiana. The suit was filed on August 30, 1999 by the plaintiff, Thomas Saucier, and names as defendant BACW.

     The suit arises from a promissory note dated December 22, 1993 in the amount of $83,698.47 with an interest rate of eight (8%) percent made payable to Thomas Saucier by BACW. The petition alleges that only $6,006.80 was paid on the promissory note, but the accounting records of BACW indicate at least $23,582.40 was paid on the note. The petition asserts that the defendants owe the plaintiff $119,631.79, together with eight (8%) percent annual interest thereon from May 31, 1999 plus twenty (20%) percent attorney's fee on the principal and interest due.

     The Company knows of no other material pending or threatened legal proceedings to which the Company or its subsidiaries is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December
31, 1998, no matters were submitted to a vote of the Company's security holders.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     On December 30, 1998, the Company exchanged sixteen million (16,000,000) shares of Class A no par common stock of the company for all the issued and outstanding shares of: (1) Baton Rouge Outpatient Rehab, Inc.; (2) Feliciana Outpatient Services, Inc.;
(3) S. W. Mississippi Outpatient Rehab of Woodville, Inc.; (4) S.
W. Mississippi Outpatient Rehab of Glouster, Inc.; (5) S. W. Mississippi Outpatient Rehab of Natchez, Inc.; (6) S. W. Mississippi Outpatient Rehab of Port Gibson, Inc.; (7) N. E. Outpatient Rehab Services of Delhi, Inc.; (8) N. E. Louisiana Outpatient Rehab of Monroe, Inc.; and (9) J Co., Inc. (collectively, the "Clinics") which became wholly owned subsidiaries of the Company. The consideration for the exchange was determined as a result of an arm's length negotiation between the Company's disinterested directors and the Clinics' sole shareholder, Julian P. Rish. The amount of consideration was determined by the fair market value of the Clinics and the market price of the stock on December 15, 1998, the date that the Purchase Agreement between the Company and the Julian P. Rish was executed.

     The Company relied on the exemption provided in Section 4(2) of the Securities Act of 1933. The issuance of the stock was only offered to Julian P. Rish who is a sophisticated investor with access to the financial and operating records of the Company.


     Market Information. The Company's common stock is traded on the OTC Bulletin Board under the symbol "RISH".

     The following table sets forth the range of high and low bid quotations for the Company's no par, common stock for each quarter of the last two fiscal years and the first three quarters of 1999, as reported by the OTC Bulletin Board. The Company's market makers are M. H. Myerson, Sharp Capital, Inc., Knight Securities, Inc. and Wien Securities Corp. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter Ended                         High Bid        Low Bid

          9/30/96                             $1 .12            $.50
         12/31/96                                .90             .25
          3/31/97                                .125            .125
          6/30/97                                .185            .06
          9/30/97                                .30             .125
         12/31/97                                .90             .21
          3/31/98                                .85             .185
          6/30/98                                .185            .06
          9/30/98                               1.01             .12
         12/31/98                               1.03             .45
          3/31/99                               1.01             .50
          6/30/99                                .69             .35
          9/30/99                                .84             .25

     The Company's no par common stock commenced trading on the
over-the-counter market in September, 1996.   Prior to that time,
there was no market for the securities of the Company.

     Holders.   The approximate number of holders of record of the
Company's no par common stock, as of December 31, 1998, was 105.
Currently, as of September 30, 1998, there are 105 holders of record.

     Dividends. Holders of the Company's no par common stock are entitled to receive such dividends as may be declared by its Board of Directors. No dividends have been paid in the last two fiscal years or for the first three quarters of 1999 and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     (a) Plan of operation: The Company during fiscal 1998 entered, through several acquisitions, the medical care field.
Its plans for 1999 include continued expansion into underserved medical markets throughout Louisiana and Mississippi as well as the addition of services to include community mental health centers, rural health clinics, inpatient rehabilitative hospitals, inpatient psychiatric hospitals, additional outpatient rehab clinics and the development of a management company to provide for a wide array of medical management services for other health care enterprises not owned by the Company.

     The Company plans to utilize its existing patient base and referral network to expand its services and in contrast to fiscal
1998, to include additional sources of income outside the Medicare Cost reimbursement system.

     The Company has generated sufficient cash to sustain its existing operations for the next twelve months. Subsequent acquisitions and start up costs for new clinics will be financed primarily through local financing sources. During fiscal 1999, the Company plans to continue its expansion primarily through acquisitions of existing companies in the health care services industry. The Company functions as a focal point of staff and management support for all existing and prospective acquisitions through its central office and corporate headquarters in Baton Rouge, Louisiana.

     Substantially all of the anticipated future expansion of the Company will involve additions in operating assets, specifically that of leasehold improvements, accounts receivables and various clinical equipment and supplies relative to the operation of each medical facility.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations. For the first time in the Company's history, its total net revenue has increased from $47,147 in fiscal 1997 to $5,975,962 in fiscal 1998, or an increase of over 1,000 percent. The increase in revenues are due to the Company's acquisition of nine subsidiary companies in fiscal 1998 which has been accounted for as a reverse acquisition. Although the Company reflects a net loss of $398,619 for fiscal 1998, much of the loss was attributable to the costs associated with the acquisition of the nine subsidiaries.

     In addition, the Company opted to retain much of the staff employed by the acquired subsidiaries. At the end of fiscal 1998, the Company planned to position itself for the anticipated changes in the industry by retaining qualified personnel and maintaining its clinical infrastructure as it continued to convert its primarily Medicare reimbursed operation into a multi-faceted health care delivery system. Until these plans can be fully realized, the Company's earnings will be compromised until occurrence of any combination of the following anticipated events:

     1) Re-institution of the Medicare cost reimbursement rates to levels existing prior to January 1, 1999.

     2) Increase of revenue through non-capped services that the Company's subsidiaries can provide that allow for adequate reimbursement in the Medicare system.

     3) Development of revenue from private insurance and other sources for medical services that the Company's subsidiaries provide.

     4) Diversification into other ventures in the health care industry that provide additional revenues from the existing patient base and referral sources while providing enhanced economies with the existing infrastructure.

     5) Development of revenues from management services to be provided to companies in the health care industry not owned by the Company.

     6) Development of additional revenues, through acquisitions of companies not in the health care industry.

     The Company's total assets grew from $729,551 in fiscal 1997 to a level of $3,120,633 at the end of fiscal 1998, principally as a result of various acquisitions. Of this amount, $1,680,417 is cash with the remainder in accounts receivables, inventory and prepaid expenses.

     Liabilities have been booked representing estimated effects at fiscal year end of cost report filings with Medicare. These amounts were estimated since the Medicare fiscal year end of each subsidiary is different from that of the Company. The ultimate liability of the Company for such estimated differences will be determined upon final preparation and acceptance of the year end cost reports filed for each subsidiary that is a medical provider.

     Substantially all of the medical service revenues from all company subsidiaries in 1998 were from the Medicare reimbursement system. During 1998, the U.S. Congress passed the Balanced Budget Amendment which limits the amounts paid to the company for certain services provided by the Company, beginning in January 1999. The Company during 1998 anticipated the corresponding reduction of revenue for such services and embarked on a program to re-orient its operations through diversification and expansion of medical services to its existing patient and referral bases.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               J Rish Group, Inc.
                     Estimated Quarterly Income Statement
                             FYE December 31, 1998
                                    UNAUDITED

                                                         20.00%           23.00%           27.00%           30.00%
                                      12/31/98         03/31/98         06/30/98         09/30/98         12/31/98
Net Patient Revenue                 5,975,962.00     1,195,192.40     1,374,471.26     1,613,509.74     1,792,788.60

Salaries & Benefits                 3,106,797.00       621,359.40       714,563.31       838,835.19       932,039.10
Contract Labor                        530,219.00       106,043.80       121,950.37       143,159.13       159,065.70
Insurance                              60,881.00        12,176.20        14,002.63        16,437.87        18,264.30
Office Supplies                       221,512.00        44,302.40        50,947.76        59,808.24        66,453.60
Management Fees                     1,160,000.00       232,000.00       266,800.00       313,200.00       348,000.00
Consulting                             82,149.00        16,429.80        18,894.27        22,180.23        24,644.70
Rent                                  362,060.00        72,412.00        83,273.80        97,756.20       108,618.00
Repairs & Maintenance                  90,630.00        18,126.00        20,844.90        24,470.10        27,189.00
Retent & Recruit                      221,303.00        44,260.60        50,899.69        59,751.81        66,390.90
Utilities                             104,576.00        20,915.20        24,052.48        28,235.52        31,372.80
Depreciation                          139,860.00        27,972.00        32,167.80        37,762.20        41,958.00
Bad Debts                              45,351.00         9,070.20        10,430.73        12,244.77        13,605.30
Merchandise Purchases                       0.00             0.00             0.00             0.00             0.00
Transportation Expense                121,930.00        24,386.00        28,043.90        32,921.10        36,579.00
Miscelaneous Expense                   80,512.00        16,102.40        18,517.76        21,738.24        24,153.60

                                    6,327,780.00     1,265,556.00     1,455,389.40     1,708,500.60     1,898,334.00

Income (Loss) From Operations        (351,818.00)      (70,363.60)      (80,918.14)      (94,990.86)     (105,545.40)


Interest Income                         2,610.00           522.00           600.30           704.70           783.00
Miscellaneous Income                    8,646.00         1,729.20         1,988.58         2,334.42         2,593.80
Interest Expense                      (58,057.00)      (11,611.40)      (13,353.11)      (15,675.39)      (17,417.10)

                                      (46,801.00)       (9,360.20)      (10,764.23)      (12,636.27)      (14,040.30)

Net Income (Loss)                    (398,619.00)      (79,723.80)      (91,682.37)     (107,627.13)     (119,585.70)

UNAUDITED



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors and Executive Officers of the Company

     The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

                DIRECTORS AND EXECUTIVE OFFICERS

     Name               Age        Position                       Since

Michael Yates           44        Vice President              December, 1993
C. Lynn White1          55        Director and Chairman of
                                  the Board                   December, 1993
Claud Hallmark          67        Director                    December, 1993
Walter Lark,Jr.         48        Director                    December, 1996
Julian P. Rish          60        Sec./Treas., Director and
                                   Chairman of the Board      December, 1993
Edwin J. Cantin, Jr.    45        President and Director      September 1998
Tracie Rish             39        Director                    October,  1998
Julian W. Rish          26        Director                    September 1998
Anatole J. Plaisance    63        President and Director      December, 1993
Kenneth P. Rish2        41        Director                    September 1998

     Each Director will hold office until the shareholders Annual
Meeting and until his successor shall have been duly elected and qualified, or until he shall have resigned or been removed as provided by the By-Laws.

     Family Relationships.   Tracie Rish, Kenneth P. Rish  and
Julian W. Rish are the children of Julian P. Rish.

     Business Experience.   The following is a brief account of the
business experience during at least the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

     Michael Yates.   Mr. Yates has been in charge of shipping and
receiving at Windsor Court Hotels, Inc. from 1986 to 1996.

     C. Lynn White.   Mr. White obtained a masters of business
administration from the University of Missouri in 1966.   From 1966
to 1984, Mr. White worked in several management and coordinator
positions with Exxon USA and its overseas affiliates.    Since
1984, Mr. White has worked as a real estate broker and is President and principal shareholder of Commercial Real Estate Counsel Co., a commercial investment real estate company. Mr. White is a North Carolina license real estate broker.

     Walter J. Lark. Mr. Lark obtained a Bachelor of Science degree in Business Administration-Marketing in 1972 from the
University of Southwestern Louisiana.   From 1973 through 1983, Mr.
Lark was a sales representative for industrial sales companies. Since 1984, Mr. Lark has been self-employed in the real estate industry and holds the designations "CCIM" and "CRS."

     Claud Hallmark.   Since 1966, Mr. Hallmark has worked in
various management positions of Allright Corporation and its
subsidiaries.   In 1978, Mr. Hallmark was promoted to Senior Vice
President of Allright Corporation and is a member of the Board of Directors with responsibility for twenty two (22) cities.

     Julian P. Rish.   Mr. Rish obtained a Bachelor of Science
degree in education and science in 1959 from Louisiana State
University. Mr. Rish has over 30 years experience with medical management company and owns several business in the Energy and Real Estate industries.

     Anatole J. Plaisance. Mr. Plaisance obtained a Bachelor of Arts Degree in Political Science and History from the University of Southwestern Louisiana in May, 1987. In June, 1991, Mr. Plaisance obtained a LLB degree from Louisiana State University Law School and obtained his Juris Doctorate Degree from that law school in December 1968. From 1963 to 1980, Mr. Plaisance was a practicing attorney with the firm of Plaisance and Franques in Lafayette, Louisiana. Mr. Plaisance currently serves as a legal consultant to various attorneys and law firms.

     Edwin J. Cantin, Jr. Mr. Cantin obtained a Bachelor of Science Degree in Management and Finance in 1976 from the University of New Orleans. Subsequent to this time, Mr. Cantin worked at several banks in the South Louisiana area as a Senior Loan and Credit Officer. Most recently Mr. Cantin was employed at First National Bank of Covington where he served as Senior Line Commercial Lender. In 1987, Mr. Cantin founded Northshore Capital Enterprises Co., L.L.C., a consulting and investment banking firm specializing in acquisitions, mergers and capitalization and syndication of ventures in the real estate, energy and marine industries.

     Tracie Rish. Ms. Rish has been employed in the medical industry for the last five years, primarily in the areas of marketing and business development in the Baton Rouge area and most recently functions as clinic administrator for one of the Company's rehabilitation facilities.

     Julian W. Rish, Director.   Mr. Rish has been in the
construction and home improvement industry for more than five years as an independent contractor.

     Kenneth P. Rish. Mr. Rish is a 1978 graduate of Louisiana State University, and for the past five years is the principal of American Business Systems, Inc., where he functions as a consultant to various business concerns with the design and development of business forms and related goods and services.

     Directorships.   No director or nominee for director holds a
directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

                     SIGNIFICANT EMPLOYEES

     Name               Age        Position             Since

Gary Johnson            36         Chief of Clinical    1997
                                   Operations

     Gary Johnson. Mr. Johnson is a 1989 graduate of Louisiana State University School of Physical Therapy, and is licensed in the State of Louisiana and Mississippi. Mr. Johnson's background includes, since 1990, ownership in various health care concerns which he sold prior to joining the Company. Currently, Mr. Johnson serves as Chief of Clinical Operations. This position involves the selection of new clinic locations, its staffing, human and capital resource development and interface with the clinical and business aspects of the Company's clinics.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company to the Chief Executive Officer and for all other executive officers and significant employees whose total annual compensation exceeds $100,000.

                   Summary Compensation Table
                      Annual Compensation


                         Annual Compensation

          Name and Principal       Year           Salary
          Position

          Julian P. Rish, CEO      1998           250,000

          Gary Johnson, Chief      1998           180,000
          of Clinical Operations


     In 1996 and 1997, no material remuneration has been paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer and the Company's four most highly compensated executed officers determined as of the end of each of the last three years.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of December 31, 1999, the following persons were officers or directors of the Company or were known by the Company to own or control beneficially more than five percent of the Company's common stock, no par value:

                                     Amount and Nature       Percent
Name and Address of                     of Beneficial         of
Beneficial Owner                       Ownership             Class

Julian Rish                             21,579,361           90%
1907 Roseneath Drive
Baton Rouge, LA 70806



     Changes in Control.   There are no arrangements, known to the
Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 30, 1998, the Company exchanged sixteen million (16,000,000) shares of Class A no par common stock of the company for all the issued and outstanding shares of: (1) Baton Rouge Outpatient Rehab, Inc.; (2) Feliciana Outpatient Services, Inc.;
(3) S. W. Mississippi Outpatient Rehab of Woodville, Inc.; (4) S.
W. Mississippi Outpatient Rehab of Glouster, Inc.; (5) S. W. Mississippi Outpatient Rehab of Natchez, Inc.; (6) S. W.
Mississippi Outpatient Rehab of Port Gibson, Inc.; (7) N. E.
Outpatient Rehab Services of Delhi, Inc.; (8) N. E. Louisiana Outpatient Rehab of Monroe, Inc.; and (9) J Co., Inc.
(collectively, the "Clinics") which became wholly owned subsidiaries of the Company. The consideration for the exchange was determined as a result of an arm's length negotiation between the Company's disinterested directors and the Clinics' sole shareholder, Julian P. Rish. The amount of consideration was determined by the fair market value of the Clinics and the market price of the stock on December 15, 1998, the date that the Purchase Agreement between the Company and the Julian P. Rish was executed.
The sole shareholder of the Clinics, Julian P. Rish, is the majority shareholder of the Company. He is also a Director, CEO and Secretary of the Company. The Company has an unsecured non-interest bearing note receivable from Juilian P. Rish in the amount of $84,000.


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

     (a)  Financial Statements and Schedules.

     The following financial statements and schedules are filed as part of this report:

     Report of Independent Public Auditors
     Balance Sheet
     Statement of Operations
     Statement of Stockholder's Equity
     Statement of Cash Flows
     Notes to Financial Statements


     Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

     (b)  List of Exhibits

     The following exhibits are filed with this report:

     Exhibit 13 - Annual Report
     Exhibit 27 - Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.


Date: October 7, 1999          THE J. RISH GROUP, INC.


                               /S/Julian P. Rish

                              By:Julian P. Rish, CEO & Controller

                              /s/ Edwin J. Cantin
                              ________________________________
                              Edwin J. Cantin, Jr., Director

                             /s/ Tracie Rish
                             ________________________________
                             Tracie Rish, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.