Form 10QSB
period 1999-03-30
J RISH GROUP INC
filed 1999-10-07
CIK 846619

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:                March 31, 1999

        [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT

        For the transition period from:               to:


       Commission file number:                    33-26899-D

                            The J. Rish Group, Inc.
           (Exact Name of Registrant as specified in its charter)

            LOUISIANA                              84-1082394
    (State or other jurisdiction              (IRS Employer Identi-
     of incorporation or organization          fication  Number)

                             6748 Renoir
                      Baton Rouge, Louisiana 70816
                (Address code of principal executive offices)

                           (504) 926-0596
                      (Issuer=s telephone number)

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

                   BEST OF AMERICA CORPORATION

                              Index


PART I         FINANCIAL INFORMATION


               Balance Sheet
                 March 31, 1998                                3

               Statements of Operations
                 Three Months
                 Ended March 31, 1999 and 1998                 4

               Statements of Cash Flows
                 Three Months Ended
                 March 31, 1998 and 1997                       5

               Notes to Financial Statements                   6


               Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   7-8

PART II
               Other Information                               9

               Signatures                                     10

                        J Rish Group, Inc.
                Estimated Quarterly Balance Sheet
                        December 31, 1998
                            UNAUDITED



                                          03/31/98  3/31/99
Current Assets

Cash                                      233701.3   362125
A/R net of allow for doubtful accts       590696.5   402414
Prepaid                                   21833.65    11062

Total Current Assets                      846231.4   788257

Property and Equip net A/D                222248.3   335203
Intangible Assets                          2331.58  50038.7
Due from affiliates                       59904.81   810620

Total Assets                               1130716  2454269

Current Liabilities                       -2.3E-10    0.005

A/P                                       750514.5  1269569
Accrued expenses                          37746.33   497429
N/P                                         513523   486308

Total Current Liabilities                  1301784  3198532


N/P net of current portion                21595.41  68753.9

Total Liabilities                          1323379  3267286

Equity

Stock                                         4000    80036
Accumulated Def Prior Yr                   -116939  -673946
Net Inc (Loss) Current                    -79723.8  -219107

Total Liab and Equity                      1130716  2454269

                         J Rish Group, Inc.
                Estimated Quarterly Income Statement
                               1999
                            Unaudited

                                                     3/31/99

        Gross Revenue                                2,728,139.70
        Contractual AlloRate 55%                     1,500,476.84
        Net Patient Revenue                          1,227,662.87



        Salaries & Benefits                            677,432.47
        Contract Labor                                 131,225.98
        Insurance                                       16,283.38
        Office Supplies                                 29,188.64
        Management Fees                                440,000.00
        Consulting                                       7,777.00
        Rent                                            39,567.40
        Repairs & Maintenance                            1,666.30
        Retent & Recruit                                     0.00
        Utilities                                       23,459.30
        Depreciation                                         0.00
        Bad Debts                                            0.00
        Merchandise Purchases                           22,541.49
        Transportation Expense                          18,187.14
        Miscelaneous Expense                            27,274.55

                                                     1,434,603.65
        Income (Loss) From Operations

        Interest Income
        Miscellaneous Income
        Interest Expense                                12,166.37

        Total Other Income Expense                      12,166.37

        Net Income (Loss)                             (219,107.16)


        UNAUDITED

                          J Rish Group, Inc.
               Consolidated Statement of Cash Flows
               For Three Months Ending March 31,1999
                             Unaudited

                                                          1999
Cash Flows from Operating Activities
Net Loss                                               (219,107.16)
Adjustments to reconcile net loss to net
cash provided by operating activities:
        Depreciation and Amortization                    10,200.33
        Provision for Bad Debt                                0.00
        Changes in Assets and Liabilities:
        Increase in A/R                                   2,164.74
        Decrease in Prepaids                                793.92
        Decrease in A/P and Accrued Exp                (348,991.17)
        Decrease in Other Liabilities                   (78,009.00)


                                                       (413,841.18)
Cash Flows From Investing Activities
        Acquisition of Office Equipment                 (18,533.50)
        N/R - Affiliates                               (641,223.37)
        Purchase of CORF                                (85,000.00)


                                                       (744,756.87)
Cash Flows From Financing Activities

        Principal Reductions                            (20,257.07)
        Proceeds from Notes Payable                    (139,436.63)


                                                       (159,693.70)


Increase(Decrease) in Cash                           (1,318,291.75)

Cash and Cash Equivalents, Beg of Period              1,680,417.00

Cash and Cash Equivalents, End of Period                362,125.25

Due to merger and acquisitions the comparibility of the 1998 cash flow statement is not applicable.

                 Best of America Corporation
                 Notes to Financial Statements

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended December 31, 1998.

Basic (loss) per share was computed using the weighted average number of common shares outstanding.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


During the first quarter of 1999, the Company's revenues were $1,139,687 slightly less than the net revenues of the 1998 first quarter's level at $ 1,195,192. . The revenue levels continued unabated for the first quarter 1999 in spite of significant decreases in reimbursement rates from the Company's subsidiary Medicare providers. The revenues have been sustained through the Company's continued expansion this quarter with the startup of a new clinic in Tylertown, Mississippi on January 19 1999. Also, on March 17 1999, the Company purchased the assets of a clinic in Greenville, Mississippi. These acquisitions come as part of the Company's continued expansion into underserved medical markets, and are configured for continued service to Medicare patients as well as expanded services for private insurance, HMO's, and state workman's compensation programs.

The Company's revenues are expected to increase due to increased acquistions, expanded services for Medicare patients and diversification of the patient mix throughout the rest of fiscal 1999. The Company has sufficient resources to continue its operation and has utilized conventional, local financing to make additional acquistions.

The Company experienced a loss of 307,082 for the first quarter due principally to retainage of professional line and staff personnel during the Company's re-orientation to sources of revenue outside the capped fee schedules of the Medicare cost reimbursement system. In addition, the Company has absorbed the costs associated with startup operations for its new acquistions, and will experience a negative position until the new facilities can be brought to its projected revenue levels to sustain its respective operating expense and capital outlays.

The Company is phasing out its car wash subsidiary and is in the process of disposing of its holdings in the car wash industry.


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

              (a)  Not applicable.

              (b)  Exhibit 27 - Financial Data Schedule

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Best of America Corporation
                          (Registrant)

Dated: October 7, 1999



By: /s/ Edwin J. Cantin
   ____________________________
   Edwin J. Cantin, President