Form 10QSB
period 1999-06-30
J RISH GROUP INC
filed 1999-10-07
CIK 846619

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:                June 30, 1999

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

                   BEST OF AMERICA CORPORATION

                                   Index


PART I         FINANCIAL INFORMATION


               Balance Sheet
                 June 30, 1998                                3

               Statements of Operations
                 Six Months
                 Ended June 30, 1999 and 1998                 4

               Statements of Cash Flows
                 Six Months Ended
                 June 30, 1998 and 1997                       5

               Notes to Financial Statements                  6

               Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                  7-8

PART II
               Other Information                              9

               Signatures                                    10

                           J Rish Group, Inc.
                   Estimated Quarterly Balance Sheet
                           December 31, 1998
                              UNAUDITED



                                                  06/30/98  6/30/99
Current Assets

Cash                                              358345.3   317253
A/R net of allow for doubtful accts               676182.5   525598
Prepaid                                            5327.94  10686.1

Total Current Assets                               1039856   864599

Property and Equnet A/D                             330831   339203
Intangible Assets                                  2070.38  50038.7
Due from affiliates                               -54168.7   500751

Total Assets                                       1318588  2223740

Current Liabilities                               -4.7E-10   0.0035

A/P                                                 953849  1400297
Accrued expenses                                  21455.47   478029
N/P                                                 526034   462551

Total Current Liabilities                          1501339  3286104


N/P net of current portion                        101595.4  1687537

Total Liabilities                                  1602934  3454858

Equity

Stock                                                 4000    80036
Accumulated Def Prior Yr                           -116939  -673946
Net Inc (Loss) Current                             -171406  -637207

Total Liab and Equity                              1318588  2223740

                            J Rish Group, Inc.
                  Estimated Quarterly Income Statement
                                 1999
                              Unaudited

                                                            3/31/99

Gross Revenue                                            2,728,139.70
Contractual Allowance         Rate 55%                   1,500,476.84
Net Patient Revenue                                      1,227,662.87

Salaries & Benefits                                        677,432.47
Contract Labor                                             131,225.98
Insurance                                                   16,283.38
Office Supplies                                             29,188.64
Management Fees                                            440,000.00
Consulting                                                   7,777.00
Rent                                                        39,567.40
Repairs & Maintenance                                        1,666.30
Retent & Recruit                                                 0.00
Utilities                                                   23,459.30
Depreciation                                                     0.00
Bad Debts                                                        0.00
Merchandise Purchases                                       22,541.49
Transportation Expense                                      18,187.14
Miscelaneous Expense                                        27,274.55

                                                         1,434,603.65
Income (Loss) From Operations

Interest Income
Miscellaneous Income
Interest Expense                                            12,166.37

Total Other Income Expense                                  12,166.37

Net Income (Loss)                                         (219,107.16)


UNAUDITED

                            J Rish Group, Inc.
                   Consolidated Statement of Cash Flows
                   For Three Months Ending June 30,1999
                              UNAUDITED

                                                               1999
Cash Flows from Operating Activities
Net Loss                                                    (418,100.24)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
        Depreciation and Amortization                          5,000.00
        Changes in Assets and Liabilities:
        Increase in A/R                                     (123,183.73)
        Decrease in Prepaids                                   1,969.97
        Decrease in A/P and Accrued Exp                      111,328.64
                                                            (422,985.36)
Cash Flows From Investing Activities
        Acquisition of Office Equipment                       (8,000.00)
        N/R - Affiliates                                     309,869.71
                                                             301,869.71
Cash Flows From Financing Activities
        Principal Reductions                                 (33,756.63)
        Proceeds from N/P                                    110,000.00
                                                              76,243.37

Increase(Decrease) in Cash                                   (44,872.28)

Cash and Cash Equivalents, Beg of Period                     362,125.25

Cash and Cash Equivalents, End of Period                     317,252.97

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS



The Company during the second quarter 1999 has an increase of revenues as it continues to adjust its operation from the effects in the Medicare reimbursement system resultant from the Balanced Budget Amendment enacted by Congress in 1998, and placed into effect in early 1999. Total net patient revenues increased from $ 1, 195,192 in the second quarter 1998 to $ 1, 456, 202 in the second quarter 1999. The loss for the second quarter was due principally to readjustments the Company's subsidiaries are effecting as a result of the Medicare cutbacks made effective in early 1999, and the retention of professional staff in areas capped by such cutbacks. Most of the personnel in such areas are expected to be utilized in the Company's plan to diversify its patient mix from Medicare reimbursed programs to private insurance and other payor sources.Also, a portion of the loss for the second quarter are due to funding of startup operations and the professional line and staff personnel of its recently acquired facilities.

The revenue increase has been the result of the two clinic acquistions brought online in Tylertown Mississippi and Greenville, Mississippi in the first quarter of 1999. Subsequent to the end of the first quarter, the Company acquired Wynwood Community Mental Health Clinic on May 14 1999. The clinic is located in Miami, Florida and is a Joint Commission Accredited Facility. Additionally, the Company purchased an interest in a hospital facility located in Monroe, Louisiana. The Company plans to initially develop the facility into an inpatient rehab hospital, which is estimated to be operational in the last quarter of this fiscal year.

The Company is projecting positive earnings growth when the existing facilities are reoriented to its new mission as a mixed provider of expanded medical services to both Medicare and private insurance patients, and once its newly acquired facilities are fully operational.



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