Form 10KSB40/A
period 1998-12-31
J RISH GROUP INC
filed 1999-10-18
CIK 846619

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

                            Louisiana
  (State or other jurisdiction of incorporation or organization)
                        84-1082394
                 ______________________________
             (I.R.S. Employer Identification No.)

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               J Rish Group, Inc.
                     Estimated Quarterly Income Comparison
                             FYE December 31, 1998
                                    UNAUDITED

                                       12MOS            1st QTR          2nd QTR          3rd QTR
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

UNAUDITED


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors and Executive Officers of the Company

     The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

                DIRECTORS AND EXECUTIVE OFFICERS

     Name               Age        Position                       Since

Michael Yates*          44        Vice President              December, 1993
C. Lynn White*          55        Director and Chairman of
                                  the Board                   December, 1993
Claud Hallmark*         67        Director                    December, 1993
Walter Lark,Jr.*        48        Director                    December, 1996
Julian P. Rish          60        Sec./Treas., Director and
                                   Chairman of the Board      December, 1993
Edwin J. Cantin, Jr.    45        President and Director      September 1998
Tracie Rish             39        Director                    October,  1998
Julian W. Rish          26        Director                    September 1998
Anatole J. Plaisance    63        President and Director      December, 1993
Kenneth P. Rish*        41        Director                    September 1998

 * As of 12/31/98, no longer a director or officer of Company

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

     Julian P. Rish.   Mr. Rish obtained a Bachelor of Science
degree in education and science in 1959 from Louisiana State
University. Mr. Rish has over 30 years experience with medical management company and owns several businesses in the Energy and Real Estate industries.

     Anatole J. Plaisance. Mr. Plaisance obtained a Bachelor of Arts Degree in Political Science and History from the University of Southwestern Louisiana in May, 1987. In June, 1961, Mr. Plaisance obtained a LLB degree from Louisiana State University Law School and obtained his Juris Doctorate Degree from that law school in December 1968. From 1963 to 1980, Mr. Plaisance was a practicing attorney with the firm of Plaisance and Franques in Lafayette, Louisiana. Mr. Plaisance currently serves as a legal consultant to various attorneys and law firms.

     Edwin J. Cantin, Jr. Mr. Cantin obtained a Bachelor of Science Degree in Management and Finance in 1976 from the University of New Orleans. Subsequent to this time, Mr. Cantin worked at several banks in the South Louisiana area as a Senior Loan and Credit Officer. Most recently Mr. Cantin was employed at First National Bank of Covington where he served as Senior Line Commercial Lender. In 1987, Mr. Cantin founded Northshore Capital Enterprises Co., L.L.C., a consulting and investment banking firm specializing in acquisitions, mergers, capitalization and syndication of ventures in the real estate, energy and marine industries.

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