Form 10QSB/A
period 1999-03-31
J RISH GROUP INC
filed 1999-10-18
CIK 846619

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB/A

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


             APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date: 24,731,000

Transitional Small Business Disclosure Format. YES:   NO: X

                       THE J. RISH GROUP, INC.

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

                        J Rish Group, Inc.
                Estimated Quarterly Balance Sheet
                        March 31 1999
                          UNAUDITED



                                          03/31/98        3/31/99
Current Assets

Cash                                  $   233,701     $   362,125
A/R net of allow for doubtful accts       590,696         402,414
Prepaid/Inventory                          21,833          12,656

Total Current Assets                      846,231         788,257

Property and Equip net A/D                222,248         335,203
Intangible Assets                           2,331          51,038
Due from affiliates                        59,904         810,620

Total Assets                          $ 1,130,716     $ 2,454,268

Current Liabilities

A/P                                   $   750,514     $ 1,269,569
Accrued expenses                           37,746         945,226
N/P                                       513,523         486,308

Total Current Liabilities               1,301,783       3,198,531


N/P net of current portion                 21,595          68,753

Total Liabilities                       1,323,379       3,267,285

Equity

Stock                                       4,000          80,036
Accumulated Def Prior Yr                 <116,939>       <636,946>
Net Inc (Loss) Current                   < 79,723>       <219,107>

Total Liab and Equity                 $ 1,130,716     $ 2,454,268

                         J Rish Group, Inc.
                Estimated Quarterly Income Statement
                          March 31 1999
                            Unaudited
                                        First Quarter          First Quarter
                                          3/31/98                3/31/99

        Gross Revenue                 $                     $   2,728,139.70
        Contractual AlloRate 55%                              <1,500,476.84>
        Net Patient Revenue             1,195,192.40            1,227,662.87



        Salaries & Benefits               621,359.40              677,432.47
        Contract Labor                    106,043.80              131,225.98
        Insurance                          12,176.20               16,283.38
        Office Supplies                    44,302.40               29,188.64
        Management Fees                   232,000.00              440,000.00
        Consulting                         16,429.80                7,777.00
        Rent                               72,412.00               39,567.40
        Repairs & Maintenance              18,126.00                1,666.30
        Retent & Recruit                   44,260.60                    0.00
        Utilities                          20,915.20               23,459.30
        Depreciation                       27,972.00                    0.00
        Bad Debts                           9,070.20                    0.00
        Merchandise Purchases                    .00               22,541.49
        Transportation Expense             24,386.00               18,187.14
        Miscelaneous Expense               16,102.40               27,274.55

        Total Expenses                  1,265,556.00            1,434,603.65


        Interest Income
        Miscellaneous Income
        Interest Expense                    9,360.20               12,166.37

        Total Other Income Expense          9,360.20               12,166.37

        Net Income (Loss)                ( 70,723.80)           (219,107.16)


        UNAUDITED

                          J Rish Group, Inc.
               Consolidated Statement of Cash Flows
               For Three Months Ending March 31,1999
                             Unaudited

                                                     FIRST QTR 1999
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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


During the first quarter of 1999, the Company's revenues were $1,227,662 slightly more than the net revenues of the 1998 first quarter's level at $ 1,195,192. The revenue levels continued unabated for the first quarter
1999 in spite of significant decreases in reimbursement rates from the Company's subsidiary Medicare providers. The revenues have been sustained through the Company's continued expansion this quarter with the startup of a new clinic in Tylertown, Mississippi on January 19 1999. Also, on March 17 1999, the Company purchased the assets of a clinic in Greenville, Mississippi. These acquisitions come as part of the Company's continued expansion into underserved medical markets, and are configured for continued service to Medicare patients as well as expanded services for private insurance, HMO's, and state workman's compensation programs.

The Company's revenues are expected to increase due to increased acquistions, expanded services for Medicare patients and diversification of the patient mix throughout the rest of fiscal 1999. The Company has sufficient resources to continue its operation and has utilized conventional, local financing to make additional acquistions.

The Company experienced a loss of $ 219,107 for the first quarter due principally to retainage of professional line and staff personnel during the Company's re-orientation and development of revenue outside the capped fee schedules of the present Medicare cost reimbursement system. In addition, the Company has absorbed the costs associated with startup operations for its new acquistions, and will experience a negative position until the new facilities attain projected revenue levels to sustain associated operating expense and capital outlays.

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

                          Best of America Corporation
                          (Registrant)

Dated: October 7, 1999



By: /s/ Julian P. Rish
   ____________________________
   Chief Executive Officer and Controller