Form 10QSB/A
period 1999-06-30
J RISH GROUP INC
filed 1999-10-18
CIK 846619

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

                           J Rish Group, Inc.
                   Estimated Quarterly Balance Sheet
                             June 30 1999
                              UNAUDITED



                                                  06/30/98     6/30/99
Current Assets

Cash                                           $  358,345    $   317,253
A/R net of allow for doubtful accts               676,182        525,598
Prepaid                                             5,327         21,748

Total Current Assets                            1,039,856        864,599

Property and Equipment NET D/A                     330,831       339,203
Land                                                     0       469,150
Intangible Assets                                    2,070        50,038
Due from affiliates                                -54,168       500,751

Total Assets                                     1,318,588     2,223,740

Current Liabilities

A/P                                                953,849     1,400,297
Accrued expenses                                    21,455       478,029
N/P                                                526,034       462,551
Third Party Payor                                  945,226       945,226
Total Current Liabilities                        1,501,339     3,286,104


N/P net of current portion                         101,595       168,753

Total Liabilities                                1,602,933     3,454,857

Equity

Stock                                               4,000         80,036
Accumulated Def Prior Yr                         <116,939>      <673,946>
Net Inc (Loss) Current                           <171,406>      <637,207>

Total Liab and Equity                         $ 1,318,588    $ 2,223,740

                            J Rish Group, Inc.
                  Estimated Quarterly Income Statement
                              June 30 1999 (UNAUDITED)

                                   Second QTR                  Second QTR
                                     6/30/98                     6/30/99

Gross Revenue                     $                            $  3,362,732
Contractual Allowance                                             1,849,502
Net Patient Revenue                 1,374,471                     1,513,229

Salaries & Benefits                   714,563                       983,550
Contract Labor                        121,950                       108,717
Insurance                              14,002                        17,082
Office Supplies                        50,947                        69,840
Management Fees                       266,800                       530,000
Consulting                             18,894                        14,705
Rent                                   83,273                        70,752
Repairs & Maintenance                  20,844                        21,660
Retent & Recruit                       50,899                          0.00
Utilities                              24,052                        30,464
Depreciation                           32,167                          0.00
Bad Debts                              10,430                          0.00
Merchandise Purchases                       0                        13,625
Transportation Expense                 28,043                        20,541
Miscelaneous Expense                   18,517                        39,718

Interest Income
Miscellaneous Income
Interest Expense                       10,764                        10,669

Total Other Income Expense             10,764                        10,669

Net Income (Loss)                 $   <91,682>                $    <418,100>


UNAUDITED

                            J Rish Group, Inc.
                   Consolidated Statement of Cash Flows
                   For Six  Months Ending June 30,1999
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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS



The Company during the second quarter 1999 has an  increase of revenues as it continues to adjust its operation from the effects in the Medicare reimbursement system resultant from the Balanced Budget Amendment enacted by Congress in 1998, and placed into effect in early 1999. Total net patient revenues increased from $ 1, 374,471 in the second quarter 1998 to
$ 1,513,229   in the second quarter 1999. The loss for the second quarter was due principally to readjustments the Company's subsidiaries are effecting as a result of the Medicare cutbacks made effective in early 1999, and the retention of professional staff in areas capped by such cutbacks. Most of the personnel in such areas are expected to be utilized in the Company's plan to diversify its patient mix from Medicare reimbursed programs to private insurance and other payor sources.Also, a portion of the loss for the second quarter are due to funding of startup operations and the professional line and staff personnel of its recently acquired facilities.

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