Form 10QSB
period 1999-09-30
J RISH GROUP INC
filed 1999-12-06
CIK 846619

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-QSB

        [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 1999

     [  ]   TRANSITION REPORT UNDER SECTION  13 or 15 (d)
                       OF THE EXCHANGE ACT

For the transition period from:              to:

Commission file number:                      33-26899-D

                     The J. Rish Group, Inc.
     (Exact Name of Registrant as specified in its charter)

            LOUISIANA                          84-1082394
      (State or other Jurisdiction            (IRS Employer Identification
     of incorporation or organization)         Number)

                           6748 Renoir
                  Baton Rouge, Louisiana 70816
          (Address code of principal executive offices)

                         (504) 926-0596
                   (Issuer's telephone number)

Check mark whether the Issuer (1) has filed all reports required by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  YES:    NO:

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PREVIOUS FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange
Act after the distribution of securities under a plan confirmed by the court. YES: NO:

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers'
classes of common stock, as of the last practicable date:
24,731,000

Transitional Small Business Disclosure Format.  YES:   NO:

                        THE J. RISH GROUP

                              Index

PART I         FINANCIAL INFORMATION
               Balance Sheet
                    September 30, 1999 and 1998                       3

               Statements of Operations
                    Three Months Ended
                    September 30, 1999                                4

               Statements of Cash Flows
                    Three Months Ended
                    September 30, 1999                                5

               Notes to Financial Statements                          6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations          6-7

PART II        Other Information                                      8-9

               Signatures                                             10

                       J. Rish Group, Inc.
                Estimated Quarterly Balance Sheet
                       September 30, 1999
                            UNAUDITED

Current Assets                                09/30/98            09/30/99

Cash                                      $   909,129.26     $   892,208.18
A/R net of allow for doubtful accts         2,156,288.98       1,415,473.15
Inventory                                                         11,062.00
Prepaid                                         7,088.52           6,986.13

Total Current Assets                        3,072,506.76       2,325,729.46

Property and Equipment   NET D/A              416,156.33         985,606.05
Land                                                             469,150.00
Intangible Assets                               4,049.18          52,812.00
Due from affiliates                            52,234.61

Total Assets                                3,544,946.88       3,833,297.51
                                            ===============================

Current Liabilities

A/P                                           293,679.25       1,482,889.79
Third Party Payor Settlements                       0.00         876,780.00
Accrued expenses                               18,480.33         500,387.46
N/P                                           556,695.00       1,624,425.90

Total Current Liabilities                     868,854.58       4,484,483.15

N/P net of current portion                          0.00               0.00

Total Liabilities                             868,854.58       4,484,483.15

Equity

Stock                                           4,000.00          80,036.00
Accumulated Def Prior Yr                     (187,526.42)        127,351.87
Net Inc (Loss) Current                      2,859,618.72        (858,573.51)

Total Liab and Equity                       3,544,946.88       3,833,297.51
                                            ===============================

                       J. Rish Group, Inc.
                Estimated Quarterly Income Sheet
         Third Quarter (3MOS)  Ended September 30, 1999
                           (UNAUDITED)

                              Third QTR               Third QTR
                                 09/30/98             09/30/99

Gross Revenue                 $                    $ 5,408,280.89
Contractual Allowance                                2,440,880.20
Net Patient Revenue             1,613,509.74         2,967,400.69

Salaries & Benefits               838,835.19         1,218,796.42
Contract Labor                    143,159.13           260,043.23
Insurance                          16,437.87            41,892.16
Office Supplies                    59,808.24           151,813.39
Management Fees                   313,200.00           481,680.53
Consulting                         22,180.23           260,921.86
Rent                               97,756.20            98,904.33
Repairs & Maintenance              24,470.10            71,808.65
Retent & Recruit                   59,751.81            46,632.00
Utilities                          28,235.52            71,183.49
Depreciation                       37,762.20                 0.00
Bad Debts                          12,244.77           335,000.00
Merchandise Purchases                                   22,947.26
Transportation Expense             32,921.10            62,554.96
Miscellaneous Expense              21,738.24            36,259.83

          Total Expenses        1,708,500.60         3,160,438.11

Income (Loss) From Operations     (94,990.86)         (193,037.42)

Interest Income                       704.70                 0.00
Miscellaneous Income                2,334.42                 0.00
Interest Expense                  (15,675.39)           28,328.70

          Total Other
          Income/Expense          (12,636.27)           28,328.70

Net Income (Loss)             $  (107,627.13)      $  (221,366.12)
                              ================     ================
UNAUDITED

                       J. Rish Group, Inc.
              Consolidated Statement of Cash Flows
            For Nine Months Ending September 30, 1999
                            UNAUDITED

                                                       1999

Cash Flows from Operating Activities               (221,366.12)
Net Loss
Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Provision  for Bad Debt                        350,000.00
     Changes in Assets and Liabilities
     Increase in A/R                                889,875.68
     Decrease in Prepaids                             3,699.98
     Decrease in A/P and Accrued Exp                104,950.78
     Increase in Other Liabilities                  (68,446.00)
                                                  --------------
                                                  1,058,714.32
                                                  --------------

Cash Flows from Investing Activities

     Acquisition of Office Equipment               (146,403.55)
     Acquisition of Land and Building              (500,000.00)
     Purchase of Intangible Assets                   (2,773.33)
                                                  --------------
                                                   (649,176.88)
                                                  --------------

Cash Flows from Financing Activities

     Principal Reductions                          (168,753.93)
     Proceeds from Notes Payables                 1,161,874.53)
     L-T Notes Payable                             (827,702.83)
                                                  --------------
                                                    165,417.77
                                                  --------------
Increase (Decrease) in Cash                         574,955.21

Cash and Cash Equivalents, Beg of Period            317,252.97
                                                  --------------
Cash and Cash Equivalents, End of Period            892,208.18
                                                  ==============

Due to merger and acquisitions and the
comparability of the 1998 cash
Flow statement is not applicable.

                     The J. Rish Group, Inc.
                  Notes to Financial Statements

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The Company during the third quarter ending September 30 1999 experienced substantial revenue growth to over $2,967,400 for the quarter, due largely to additional acquisitions, which became fully operational during the third quarter. This revenue level is a 54 percent increase over the same period for 1998.

During the third quarter, the Company has decreased substantially the rate at which it continues to produce negative earnings. Earnings had a deficit figure totaling $211,366 for the quarter, principally due to the startup expense associated with the newly acquired Monroe Hospital purchased in May 1999. The Company's overall strategy is to position itself with a substantially expanded patient and referral network in anticipation of Medicare's eventual conversion to a prospective payment system. Completion of this process will empower the Company to report positive earnings and enhance stockholder value.

In addition to the above, the Company has emphasized the development of multi level health care disciplines to private pay sources. The evolution of the Company's operations into these areas are projected to produce positive earnings in the foreseeable future.

The accumulated losses to date are due principally to readjustments the Company's subsidiaries are effecting as a result of the Medicare cutbacks made effective in early 1999, and the retention of professional staff in the areas capped by such cutbacks. Most of the personnel in such areas are expected to be utilized in the Company's plan to diversify its patient mix from Medicare reimbursed programs to private insurance and other payor sources.

The revenue increases have been the result several acquisitions brought online during fiscal 1999. The first one opened in 1999 was in Tylertown , Mississippi, and later in Greenville, Mississippi operating as Rivers Edge Fitness and Rehab, Inc., both in the first quarter of 1999. Subsequent to the end of the first quarter, the Company acquired Wynwood Community Mental Health, Inc., on May 14, 1999. The clinic is located in Miami, Florida and is a Joint Commission Accredited Facility. Additionally, the Company purchased a hospital facility located in Monroe, Louisiana which operates as Monroe Regional Acute Rehab Hospital, Inc, a wholly owned subsidiary. The Company has developed the facility into an inpatient rehab hospital, which is now fully operational. Also, the Company has opened a new location in Vicksburg Mississippi, through its newly formed subsidiary, Vicksburg Regional Outpatient Rehab of Mississippi, Inc.

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

                    The J. Rish Group, Inc.
                    (Registrant)


Dated:         December 2, 1999

By:

        ______________________________________________________
        Julian P. Rish, Chief Executive Officer and Controller