Form 10QSB
period 1999-12-31
J RISH GROUP INC
filed 2000-02-14
CIK 846619

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549


                              FORM 10-QSB

             <X> QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: December 31, 1999

           <   > TRANSITION REPORT UNDER SECTION 133 OR 15 (d)
                            OF THE EXCHANGE ACT

                      For the transition period from:        To:

                     Commission file number:  33-26899-D

                           The J. Rish Group, Inc.
           (Exact Name of Registrant as specified in its charter)

          LOUISIANA                            84-1082394
    (State or other Jurisdiction      (IRS Employer Identification Number)
 of incorporation or organization)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed be
 the court.  YES:    NO:

            APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers' classes of common stock, as of the last practicable date: 24,731,000

Transitional Small Business Disclosure Format.  YES:    NO:   X

                      THE J. RISH GROUP

                            INDEX


PART I         FINANCIAL INFORMATION
               Balance Sheet
                    December 31, 1999                         3
               Statement of Operations
                    Three Mths Ending
                       December 31, 1999                      4
               Statement of Cash Flows
                    Three Mths Ending
                       December 31, 1999                      5
               Notes to Financial Statements                  6
               Management's Discussion and Analysis
               Of Financial Condition and Results
               Of Operations                                  6-7

PART II        OTHER INFORMATION

          SIGNATURES

J Rish Group, Inc.
Estimated Quarterly Balance Sheet
            December 31, 1999

                                                             12/31/99
                                                             ---------

Current Assets

Cash                                                         319,643.50
A/R net of allow for doubtful accts                        2,260,318.24
Inventory                                                     12,500.00
Prepaid                                                       48,756.73

Total Current Assets                                       2,641,218.47

Property and Equip                   net A/D                 482,155.94
Land                                                         469,150.00
Intangible Assets                                             58,421.67


Total Assets                                               3,650,946.08

Current Liabilities

A/P                                                        2,431,630.02
Third Party payor settlements                              1,289,301.00
Accrued expenses                                             163,363.24
N/P                                                          632,375.94

Total Current Liabilities                                  4,516,670.20


N/P net of current portion                                         0.00

Total Liabilities                                          4,516,670.20

Equity

Stock                                                         80,036.00
Accumulated Def Prior Yr                                     127,351.87
Net Inc (Loss) Current                                    (1,073,111.99)

Total Liab and Equity                                      3,650,946.08

J Rish Group, Inc.
Estimated Quarterly Income Statement
For Three Months Ending December 31, 1999


Gross Revenue                                            8,937,913.85
Contractual Allowance                                    5,163,880.83
Net Patient Revenue                                      3,774,033.02



Salaries & Benefits                                      1,819,116.34
Contract Labor                                             286,262.61
Insurance                                                   41,285.49
Office Supplies                                            448,106.20
Management Fees                                            826,537.14
Consulting                                                 367,948.43
Rent                                                       101,212.30
Repairs & Maintenance                                       23,698.95
Retent & Recruit                                           398,698.79
Utilities                                                   89,132.77
Depreciation                                                83,600.00
Bad Debts                                                  133,000.00
Merchandise Purchases                                        4,065.90
Transportation Expense                                      58,586.99
Miscelaneous Expense                                       147,241.06

        Total Expenses                                   4,828,492.97

Income (Loss) From Operations                           (1,054,459.95)


Interest Income                                                  0.00
Miscellaneous Income                                      (826,537.13)
Interest Expense                                            24,124.18

        Total Other Income/Expense                        (802,412.95)

Net Income (Loss)                                         (252,047.00)

J Rish Group, Inc.
Consolidated Statement of Cash Flows
For The Three Months Ending December 31, 1999
Unaudited


Cash Flows from Operating Activities
Net Loss                                                      (214,538.48)
Adjustments to reconcile net loss to net cash provided by operating activities:

        Provision for Bad Dept                                 133,000.00
        Changes in Assets and Liabilities:
        Increase in A/R                                        844,845.09
        Increase in Prepaids                                   (41,770.60)
        Increase in Inventory                                   (1,438.00)
        Increase in A/P and Accrued Expenses                  (611,716.01)
        Increase in Other Liabilities                         (579,528.96)

                                                              (471,146.96)
Cash Flows From Investing Activities

        Reclassification Fixed Assets                            3,450.11
        Purchase of Intangible Assets                           (5,609.67)

                                                                (2,159.56)
Cash Flows From Financing Activities

        Principal Reductions                                   (99,258.16)

                                                               (99,258.16)
Increase(Decrease) in Cash                                    (572,564.68)

Cash and Cash Equivalents, Beg of Period                       892,208.18

Cash and Cash Equivalents, End of Period                       319,643.50

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

 Management's Discussion and Analysis of Financial Condition
                         and Results

With the full onset of our 26 bed Monroe Regional Acute Rehab Hospital, which saw its first patients during the last week of October of 1999, Revenue for the 4th quarter of 1999 totaled just under $9,000,000 ($8,937,913). Total Revenue for 1999 totaled $20,437,065. $ 8,937,913.00 produced in the 4th quarter of 1999 is greater than the three (3) preceding quarters and validates management's objective to continue to position the company to produce annualized revenue of $ 100 million over the next two years.

The company, during the 1st quarter of 2000, has opened another outpatient clinic in Jackson, MS with clinics in Columbia, MS and Magnolia, MS, to follow. The company is also considering takeovers of three rural hospitals of up to 130 beds. While outpatient clinics will average $200,000 per month in revenue, small hospitals (26) beds will average $800,000 per month. The company, through tight management and higher than average aggressive leadership coupled with extremely hard work, is presented with new and exciting growth opportunities in the area of multi-faceted healthcare delivery on a daily basis.

Recognizing the need for effective management, the company recently added Ms. Cheri Parvino, as Director of Field and Clinical Operations. Ms. Parvino's primary area of responsibility is to develop strong leadership in each field unit and make it "stand-alone" as it carries out management's objectives on a daily basis as it pertains to production achievements and delivering a very high quality of health care. Ms Parvino will relieve Mr. Gary Johnson, Chief of Clinical Expansion, and Mr. W. Bland Greeson, Chief of Hospital Expansion, of many field duties. All phases of our company have been enhanced with this addition.

While the company continues to show a loss on operations of $ 1,073,112 for fiscal 1999, it feels the losses are reasonable and was expected in view of the companies' strong expansion and revenue growth. Considering the growth in revenues, operating losses have decreased 23% when compared to both 1998 and the cumulative 3rd quarter of 1999.

To address the operating loss, management has already taken
steps to develop a "for profit" division of its business
through the development of freestanding non-cost reimbursed
clinics and management contracts with non-owned cost-
reimbursed facilities.  To this end, management contracts
have already been signed with Psyche of LA   (a cost-
reimbursed Community Mental Health Center in Monroe, LA).
This contract will generate non-cost reimbursed revenue in excess of $200,000 per year. The company has also made arrangements to acquire a freestanding non-cost reimbursed rehabilitation clinic in Natchez, MS during the 2nd quarter of 2000. This clinic should produce approximately $150,000 in profits for the company during fiscal 2000. Management expects this area of development to wipe out operating losses of the company and to show a profit in the approximate amount of $500,000 for fiscal 2000.

Management expects gross revenue to exceed $ 30 million during 2000.

                           PART II
                      OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2: CHANGES IN SECURITIES.

     Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5: OTHER INFORMATION.

     Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  (A)  Not applicable.
  (B)  Exhibit 27 - Financial Data Schedule.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The J. Rish Group, Inc.
(Registrant)

Dated: February 14, 2000

By:  /s/ Julian P. Rish
     _____________________________________.

     Julian P. Rish, Chief Executive Officer