Form 10KSB40
period 1999-12-31
J RISH GROUP INC
filed 2000-04-17
CIK 846619

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

____________________________

(Address of principal executive offices)
(Zip Code) 70806

___________________________

Issuer's telephone number (225) 926-0596

____________________________________________________

Securities registered under Section 12(b) of the Exchange Act:

NONE

Title of each class

___________________________________

___________________________________

Name of each exchange on which registered

OTC BULLETIN BOARD

Securities registered under Section 12(g) of the Exchange Act:

NONE

(Title of class)

___________________________________________________________

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X ] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

     State issuer's revenues for its most recent fiscal year. $11,254,894

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

[ ] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     8,731,000 shares of Class A common stock

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

Transitional Small Business Disclosure Format (Check one):

Yes [ ]; No [X]

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

     The following is a summary description of the business of The J. Rish Group, Inc. This summary description may contain forward looking statements which involve risks and uncertainties; actual results may differ significantly from results discussed herein.

A.      Business Development

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

1) Feliciana Outpatient Services, Inc.
2) S. W. Mississippi Outpatient Rehab of Woodville, Inc.
3) S.W. Mississippi Outpatient Rehab of Gloster, Inc.
4) S.W. Mississippi Outpatient Rehab of Natchez, Inc.
5) S.W. Mississippi Outpatient Rehab of Port Gibson, Inc.
6) N.E. Outpatient Rehab Services of Delhi, Inc.
7) N.E. Louisiana Outpatient Rehab of Monroe, Inc.
8) Baton Rouge Outpatient Rehab, Inc.
9) J Co., Inc.

     B.      Business of Issuer

     The Company acts as a holding company, and through its wholly owned subsidiaries, is a diversified corporation which provides various health care services in the states of Florida, Mississippi and Louisiana. The services include rehabilitative and respiratory therapy, infusion therapy, skilled nursing care, physical therapy and occupational rehabilitative care. These services are provided through independent clinics staffed with medical professionals holding certifications and licenses in physical therapy, occupational therapy as well as registered nurses.

     The Company intends to expand its operations throughout its market area of Mississippi and Louisiana, primarily in under served rural areas where professional medical care is most needed. Since most of these areas are under served, there is typically little or no competition for the services being provided. In the markets where competition does exist, the Company has community educators solicit medical doctors ("M.D.'s") and other possible sources of business. The Company intends to expand its range of services through each of its clinic locations as authorized by its license as a Comprehensive Outpatient Rehab Facility.

     The Company's subsidiaries and their revenues are subject to the provisions of the Medicare Cost Reimbursement System as administered under its agent fiscal intermediaries. Effective in early 1999, the Company's source of revenue was effected by the changes in the Medicare Cost Reimbursement system as outlined in the Balanced Budget Amendment as enacted by Congress in 1998. The types of patients and the rates of reimbursement the Clinics receive for the patients continue to change. The Company continues to stay abreast of these changes in order to minimize any adverse impact.

     The Company's subsidiaries contract with local M.D.'s and therapist providing services needed by the respective Clinics. The contracts can be canceled by either party with notice, usually in writing within 60 days, with or without cause.

     During 2000, the Company plans to continue its expansion to under served medical markets, and to extend the range of its services in the clinics owned by the Company's nine subsidiaries providing health care services.

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

     As of December 31, 1999, the Company and its subsidiaries had 318 full-time employees. As of March 31, 2000, the Company and its subsidiaries had 375 full-time employees.

ITEM 2.      DESCRIPTION OF PROPERTY

     The Company leases all of its facilities throughout Louisiana and Mississippi. In each case, the leases are standard commercial leases with rents at or below market rates for the area. The following subsidiaries operate clinics providing health care services from facilities in the following locations:

Name of Subsidiary	Location of Leased Facility

1) Feliciana Outpatient Services, Inc.	Clinton, LA
2) S.W. Mississippi Outpatient Rehab of Woodville, Inc.	Woodville, MS
3) S.W. Mississippi Outpatient Rehab of Gloster, Inc.	Gloster, MS
4) S.W. Mississippi Outpatient Rehab of Natchez, Inc.	Natchez, MS
5) S.W. Mississippi Outpatient Rehab of Port Gibson, Inc.	Port Gibson, LA
6) N.E. Outpatient Rehab Services of Delhi, Inc.	Delhi, LA
7) N.E. Louisiana Outpatient Rehab of Monroe, Inc.	Monroe, LA
8) Baton Rouge Outpatient Rehab, Inc.	Baton Rouge, LA
9) J Co., Inc.	Baton Rouge, LA
10) Rivers Edge Fitness & Rehab, Inc.	Greenville, MS
11) Wynnwood Community Mental Health, Inc.	Miami, FL
12) Vicksburg Regional Outpatient Rehab of Mississippi, Inc.	Vicksburg, MS
13) Southwest Mississippi Rehab of Tylertown, Inc.	Tylertown, MS

     During 1997, the Company's wholly owned subsidiary, Best of America Car Wash Systems, Inc. acquired 85.08 acres of land in St. Mary Parish. The land is currently being leased for sugar cane farming. The Company is currently trying to sell the land.

ITEM 3.      LEGAL PROCEEDINGS

     The Company knows of no pending legal proceedings to which the Company or its subsidiaries is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of the Company's security holders.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On December 30, 1998, the Company exchanged sixteen million (16,000,000) shares of Class A no par common stock of the Company for all the issued and outstanding capital stock of: (1) Baton Rouge Outpatient Rehab, Inc.; (2) Feliciana Outpatient Services, Inc.; (3) S. W. Mississippi Outpatient Rehab of Woodville, Inc.; (4) S. W. Mississippi Outpatient Rehab of Glouster, Inc.; (5) S. W. Mississippi Outpatient Rehab of Natchez, Inc.; (6) S. W. Mississippi Outpatient Rehab of Port Gibson, Inc.; (7) N. E. Outpatient Rehab Services of Delhi, Inc.; (8) N. E. Louisiana Outpatient Rehab of Monroe, Inc.; and (9) J Co., Inc. (collectively, the "Clinics") which became wholly owned subsidiaries of the Company. The consideration for the exchange was determined as a result of an arm's length negotiation between the Company's disinterested directors and the Clinics' sole shareholder, Julian P. Rish. The amount of consideration was determined by the fair market value of the Clinics and the market price of the stock on December 15, 1998, the date that the Purchase Agreement between the Company and the Julian P. Rish was executed. As of March 31, 2000, the 16,000,000 shares of stock of the Company had not yet been issued to Julian Rish, and the Company had not yet received the certificates representing all of the outstanding capital stock of the Clinics. The Company expects to receive the Clinic's stock and issue the 16,000,000 shares of the Company by May 31, 2000.

     The Company relied on the exemption provided in Section 4(2) of the Securities Act of 1933. The issuance of the stock was only offered to Julian P. Rish who is a sophisticated investor with access to the financial and operating records of the Company.

     Market Information. The Company's common stock is traded on the OTC Bulletin Board under the symbol "RISH".

     The following table sets forth the range of high and low bid quotations for the Company's no par, common stock for each quarter of the last two fiscal years and the first quarter of 2000, as reported by the OTC Bulletin Board. The Company's market makers are M. H. Myerson, Sharp Capital, Inc., Knight Securities, Inc. and Wien Securities Corp. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid

3/31/98	.85	.185
6/30/98	.185	.06
9/30/98	1.01	.12
12/31/98	1.03	.45
3/31/99	1.01	.50
6/30/99	.69	.35
9/30/99	.84	.25
12/31/99	.4375	.125
3/31/00	.4063	.125

     The Company's no par common stock commenced trading on the over-the-counter market in September, 1996. Prior to that time, there was no market for the securities of the Company.

     The approximate number of holders of record of the Company's no par common stock, as of December 31, 1999, was 102. Currently, as of March 31, 2000, there are 97 holders of record.

Dividends.

     Holders of the Company's no par common stock are entitled to receive such dividends as may be declared by its Board of Directors. No dividends have been paid in the last two fiscal years or for the first quarter of 2000, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a summary description of the business of The J. Rish Group, Inc. This summary description may contain forward looking statements which involve risks and uncertainties; actual results may differ significantly from results discussed herein.

A.       Plan of Operation

     The Company intends to continue the operation of its clinic facilities through its subsidiaries. The Company anticipates being able to satisfy its operating cash requirements from its current operations and does not anticipate the need to raise additional funds from outside sources.

     The Company's plans for 2000 include continued expansion into underserved medical markets throughout Louisiana and Mississippi as well as the addition of services to include community mental health centers, rural health clinics, inpatient rehabilitative hospitals, inpatient psychiatric hospitals, additional outpatient rehab clinics and the development of a management company to provide for a wide array of medical management services for other health care enterprises not owned by the Company. Subsequent acquisitions and start up costs for new clinics will be financed primarily through local financing sources. During fiscal 1999, the Company plans to continue its expansion primarily through acquisitions of existing companies in the health care services industry. The Company functions as a focal point of staff and management support for all existing and prospective acquisitions through its central office and corporate headquarters in Baton Rouge, Louisiana.

     Substantially all of the anticipated future expansion of the Company will involve additions in operating assets, specifically that of leasehold improvements, accounts receivables and variousclinical equipment and supplies relative to the operation of each medical facility.

     The Company is currently developing four new clinics, all of which are expected to open by the beginning of the fourth quarter of this year. The Company also has plans for four new hospitals, one of which is expected to open by the beginning of the second quarter of this year.

B.      Management's Discussion and Analysis of Financial Condition and Results of Operations

     The cash balance decreased by approximately $1.2 million from December 31, 1998 to December 31, 1999. The primary reasons were: (1) the aquisitions of Wynnwood Community Mental health, Inc. in Miami, Florida and Rivers Edge Fitness and Rehab, Inc. in Greenville, Mississippi; (2) the start up cost of Monroe Regional Acute Rehab Hospital, Inc. of approximately $850,000.00 which is the operator of a hospital in Monroe, Louisiana; and (3) additions of approximately $460,000.00 of fixed assets during the year.

     Net patient revenue increased approximately $6 million in 1999 primarily due to the increase in the number of clinics from four active clinics for most of 1998 to eleven active clinics for most of 1999. The Company also operated a hospital in Monroe, Louisiana which generated additional revenue of approximately $1.4 million for the last quarter of 1999. The Miami, Florida clinic also generated approximately $400,000.00 of revenue which was not present in 1998.

     Salary expense and benefits increased approximately $1.2 million from the year ending December 31, 1998 to the year ending December 31, 1999. The difference resulted from the increase in the number of employees which were necessary to operate the Monroe hospital and the other clinics acquired in 1999. The number of employees increased from 165 at the end of the prior year to 318 full time employees at the end of 1999.

     Substantially all of the revenue earned by the Company and its subsidiaries in 1999 resulted from operations in which it received payment from the Medicare reimbursement system. The reimbursement rates for patient visits continue to be subject to change. The Company continues to stay abreast of these changes in order to minimize any adverse impact.

     The primary internal source of liquidity is cash received from the Company's accounts receivable. The receivable balance as of December 31, 1999 (net of doubtful accounts) exceeded three million dollars.

     As of the date of this report, the Company has entered into contracts creating obligations for capital expenditures in the year 2000 as follows: (1) $160,000 for the start up of two outpatient clinics in the Gulf Coast region; (2) $200,000 for the start up of two outpatient clinics in Columbia, Mississippi and Magnolia Mississippi; (3) $400,000 for the acquisition of Dr. John Piker's medical practice in Clinton, Louisiana; (4) $80,000 for the acquisition of two rehabilitation health clubs in Tylertown, Mississippi and Clinton, Louisiana; and (4) $1,100,000 for the acquisition of four hospitals.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

J. RISH GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

TABLE OF CONTENTS

Page

INDEPENDENT AUDITORS' REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2 - 3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	5 - 6
Consolidated Statements of Cash Flows	7 - 8
Notes to Consolidated Financial Statements	9 - 18

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The J. Rish Group, Inc.

We have audited the accompanying consolidated balance sheets of The J. Rish Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of The J. Rish Group, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The J. Rish Group, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

POSTLETHWAITE & NETTERVILLE

Baton Rouge, Louisiana
April 11, 2000

J. RISH GROUP, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

A S S E T S

	1999	1998
CURRENT ASSETS
Cash	$ 435,161	$ 1,680,417
Accounts receivable, net of allowance for doubtful
accounts of $2,227,852 and $83,104, respectively	3,202,038	400,249
Inventory	-	11,062
Prepaid expenses	4,715	13,450
	___________	___________
Total current assets	3,641,914	2,105,178
	___________	___________

NONCURRENT ASSETS
Property and equipment (at cost),
net of accumulated depreciation of $345,482 and 191,703	612,231	320,669

Land	250,000	469,150

Intangible assets	192,842	131,968

Due from shareholder	88,868	83,000

Due from affiliates	13,872	10,668
	___________	___________
Total non-current assets	1,157,813	1,015,455
	___________	___________
Total Assets	$ 4,799,727	$ 3,120,633
	==========	==========

The accompanying notes are an integral part of these statements.

L I A B I L I T I E S A N D S T O C K H O L D E R S' E Q U I T Y (D E F I C I T)

	1999	1998
CURRENT LIABILITIES
Accounts payable	$ 1,403,194	$ 1,683,253
Third party payor settlements	2,493,284	945,226
Accrued expenses	429,146	432,736
Notes payable - current portion	1,076,027	263,029
Line of credit	323,661	265,661
Other liabilities	1,087,052	78,009
	___________	___________
Total current liabilities	6,812,364	3,667,914
	___________	___________
Long-term note payable - net of current portion	84,747	46,629
	___________	___________

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $10 par value, non-voting,
non-cumulative, non-participating,
convertible, 50,000,000 shares authorized
432,400 shares issued and outstanding	-	-
Common stock, no par value
1,000,000,000 shares authorized,
8,731,000 shares issued and outstanding	80,036	80,036
Paid-in capital	-	-
Accumulated deficit	(2,177,420)	(673,946)
	___________	___________
	(2,097,384)	(593,910)
	___________	___________
Total Liabilities and Stockholders' Equity (Deficit)	$ 4,799,727	$ 3,120,633
	============	===========

J. RISH GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	1999	1998
REVENUES
Net Patient Revenue	$ 11,120,450	$ 5,975,962
Other revenue	134,444	-
	11,254,894	5,975,962
EXPENSES
Salaries & benefits	4,692,372	3,106,797
Contract labor	933,916	530,219
Insurance	318,825	60,881
Office and medical supplies	788,923	221,512
Management fees	225,766	1,160,000
Consulting	984,375	82,149
Rent	558,887	362,060
Repairs & maintenance	118,239	90,630
Retent & recruit	380,854	221,303
Utilities	217,598	104,576
Depreciation & amortization	214,700	139,860
Bad debts	1,960,285	45,351
Transportation expense	235,964	121,930
Miscellaneous expense	462,006	80,512
	12,092,710	6,327,780

INCOME (LOSS) FROM OPERATIONS	(837,816)	(351,818)

OTHER INCOME AND (EXPENSE)
Interest income	4,436	2,610
Miscellaneous income	98,627	8,646
Interest expense	(60,234)	(58,057)
Impairment loss	(632,758)	-
	(589,929)	(46,801)

Loss before cumulative effect of change
in accounting principal	(1,427,745)	(398,619)

Cumulative effect of write-off of start-up costs	(75,729)

	($ 1,503,474)	($ 398,619)
	===========	===========
EARNINGS (LOSS) PER SHARE:
Net income (loss)	($ 0.17)	($ 0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	$ 8,731,000	$ 8,731,000
	===========	===========
The accompanying notes are an integral part of these statements.

J. RISH GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) YEARS ENDED DECEMBER 31, 1999 AND 1998
	Common Stock		Paid in	Common Stock
	Shares	Amount	Capital	Subscriptions

Balance, December 31, 1997
Best of America Corporation	9,129,000	$ 1,348,930	$ 26,647	$ (998,000)

Two for one stock split	-	-	-	-

Cancellation of Common
Stock subscriptions	(998,000)	(998,000)	-	998,000

Stock options exercised	600,000	96,000	-	-

Adjustment for acquisition (Note 3)	-	(366,894)	(26,647)	-

Net (loss) for the year	-	-	-	-
	___________	___________	__________	___________

Balance, December 31, 1998	8,731,000	80,036	-	-

Net (loss) for the year	-	-	-	-
	___________	___________	___________	___________

Balance, December 31,1999	8,731,000	$ 80,036	$ -	$ -
	==========	==========	==========	==========

The accompanying notes are an integral part of these statements.

Preferred Stock		Discount
Preferred	Stock	Below	Accumulated
Shares	Amount	Par	Deficit	Total

216,200	$ 2,162,000	$ (1,732,532)	$ (631,051)	$ 175,994

216,200	-	-	-	-

-	-	-	-	-

-	-	-	-	96,000

-	(2,162,000)	1,732,532	355,724	(467,285)

-	-	-	(398,619)	(398,619)
__________	__________	__________	__________	__________

432,400	-	-	(673,946)	(593,910)

-	-	-	(1,503,474)	(1,503,474)
__________	__________	__________	__________	__________

432,400	$ -	$ -	$ (2,177,420)	$ (2,097,384)
=========	=========	=========	=========	=========

J. RISH GROUP, INC.
		Page 1 of 2
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,503,474)	$ (398,619)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	847,458	139,860
Write-off of start-up costs	75,729	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,037,377)	352,506
Decrease in inventory	11,062	-
(Increase) decrease in prepaid expenses	8,735	(5,601)
Increase in third party settlements	1,037,051	945,226
Increase (decrease) in accounts payable and
accrued expenses	594,022	1,137,418
Increase in other liabilities	1,009,044	26,336
Net cash provided by (used in) operating activities	(957,750)	2,197,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable - affiliates	(9,072)	(168,668)
Acquisition of cash from purchase	31,252	1,911
Acquisition of facilities	(87,500)	(79,218)
Acquisition of office equipment	(458,748)	(276,283)
Net cash used in investing activities	(524,068)	(522,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	451,792	-
Repayment of notes payable	(215,230)	(35,555)
Net cash provided by financing activities	236,562	(35,555)

Increase (decrease) in cash	(1,245,256)	1,639,313

Cash and cash equivalents, beginning of period	1,680,417	41,104

Cash and cash equivalents, end of period	$ 435,161	$1,680,417
	=========	=========

The accompanying notes are an integral part of these statements.

J. RISH GROUP, INC.
		Page 2 of 2
STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998

Supplemental cash flow information:
Cash paid for interest	$ 60,234	$ 58,057
	=========	=========
Cash paid for income taxes	$ -	$ -
	=========	=========
Non-cash investing and financing activities:

On December 29, 1998, a transaction similar to a reverse acquisition of the Company was completed.
No Cash was exchanged during the transaction. The following assets and liabilities were received:

Current assets		11,970
Furniture and fixtures		3,992
Land		469,150
Other assets		3,258
Accounts payable		323,937
Other liabilities		7,251
Notes payable		79,057

During fiscal 1999 the Company acquired the following assets and liabilities with debt financing:

Accounts receivable		235,588
Furniture and equipment		26,900
Other assets		30,074
Accounts payable		235,477
Third party payor settlements		511

The accompanying notes are an integral part of these statements.

THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS

The J. Rish Group, Inc. (formerly Best of America Corporation) was incorporated on April 1, 1988, in the State of Colorado. During fiscal 1998, Best of America Corporation merged into a shell corporation primarily to change its name to The J. Rish Group, Inc. (the Company) and to change its state of domicile to Louisiana. In conjunction with the merger, preferred stock was exchanged on a two-for-one basis and common stock was exchanged on a one-for-one basis.

Also during 1998, nine companies owned by the majority shareholder, were acquired by the dormant public company. The subsidiaries took over operating control of the combined entity. This is considered to be a capital transaction in substance, rather than a business combination and has been accounted for in a manner similar to a reverse acquisition. (See Note 3)

The new Company operates outpatient rehabilitation centers (CORFs) located in Louisiana, Mississippi, and Miami, Florida. The Company provides supportive services to individuals at outpatient facilities. These services include rehabilitative services such as physical, occupational, speech and respiratory therapy. The Company had two facilities that started operations during 1997, two other facilities that began full operations at the beginning of 1998 and owned eight additional facilities at December 31, 1999. Additionally, the Company began operating a twenty-six-bed rehabilitation hospital in Monroe, Louisiana during the fourth quarter of 1999.

2.     SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The consolidated financial statements of the Company include the accounts of The J. Rish Group, Inc. and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Property, Plant and Equipment

          The Company depreciates its property and equipment utilizing the straight-line method over periods of five to seven years. Depreciation expense was $214,700 and $113,454 for the years ended December 31, 1999 and 1998, respectively.

 THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

          Loss Per Common Share

          Basic loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding for the period.

          Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

          Inventories

          The Company values its inventory, which consists principally of supplies at cost using the first-in, first-out method.

          Fair Value of Financial Instruments

          The Company's short-term financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable. The carrying amounts of such financial instruments approximate fair value because of the short-term maturities of these instruments. The difference between the carrying amount and fair value of the Company's long-term debt is not significant.

          Net Patient Revenue

          Net patient service revenue represents the estimated net realizable amounts from patients, third-party payors, and others for services rendered. For revenue recognition, revenue is recorded when services are performed.

          Third-Party Contractual Adjustments

          Contractual adjustments represent the difference between the Company's established billing rate for covered services and amounts reimbursed by third-party payors, pursuant to reimbursement agreements. These adjustments are included in net patient revenue.

 THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

          Allowance for Doubtful Accounts

          The allowance for uncollectible accounts is established based on prior experience and management's assessment of collectibility.

          Long-Lived Assets

          In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company's land was considered impaired at December 31, 1999 and was reduced by $219,150 during 1999.

          Amortization of Intangible Assets

          Amounts paid for outpatient rehabilitation centers in excess of the fair value of assets and liabilities have been recorded as goodwill. These amounts are being amortized over three to five years using the straight-line method. Goodwill is periodically reviewed for impairment to ensure it is appropriately valued. Conditions which may indicate an impairment issue exits include a negative economic downturn or a change in the assessment of future operations. In the event that a condition is identified which may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate interest rate is utilized, based on location specific economic factors. (See Note 3).

          Income Taxes

          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when it is less than fifty- percent probable that the deferred tax asset will be realized.

THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

          Stock-Based Compensation

          The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Compensation cost for shares issued under performance share plans is recorded based upon the current market value of the Company's stock at the end of each period. There were no transactions applicable to stock-based compensation during 1999 and 1998.

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

          Start-up Costs

          During 1999 the Company adopted SOP 98-5, "Reporting on the Costs of Start of Activities" which requires all costs relating to start of activities to be expensed in the year incurred. The Company expensed $75,729 of start-up costs incurred in the previous year during 1999 and has recorded this as a cumulative effect of a change in accounting principal in the accompanying financial statements.

3.     ACQUISITIONS

     On December 29, 1998, the Company was combined with other companies owned by the majority shareholder in a transaction similar to a reverse acquisition. During this transaction the dormant public company acquired nine companies, all of which operated or would operate outpatient rehabilitation facilities, which were wholly owned by the majority shareholder, into The J. Rish Group.

     The CORFs became wholly owned subsidiaries of the Company through the exchange of 16,000,000 shares of the Company's common stock for all of the outstanding stock of the CORFs. However, due to the CORF's having operating control of the combined Company after the transaction the CORFs are deemed to be the acquirer in a reverse acquisition for accounting purpose. (See Note 6)

     During 1999, the Company acquired all of the assets and assumed liabilities of one facility located in Greenville, Mississippi and two facilities in Miami, Florida.

     The acquisition of Riversedge Therapy in Greenville, Mississippi was done in March 1999 for a total purchase price of $85,000, which exceeded fair value of the net assets by $94,910. The acquisition of Wynwood Community Mental Health and Health Focus in Miami, Florida was done in February 1999 for a total purchase price of $125,000, which exceeded fair value of the net assets by approximately $513,000. The excess in this acquisition has been impaired since the acquisition, due to change in the operating environment and has been written down by approximately $413,000. Both transactions were accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their fair market at the acquisition date.

THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

3.     ACQUISITIONS (continued)

     Unaudited proforma summarized results of operations of the companies as if they were combined for the period from January 1, 1999 through December 31, 1999 were:
Revenues	$ 11,385,619
==========
Expenses	$ 12,941,728
==========
Net Income (Loss)	($1,556,110)
==========
Net Income (Loss) Per Share	($.17)
==========

The following unaudited proforma condensed statement of operations assumes the acquisitions occurred on January 1, 1998.
Proforma
Consolidated
Revenues	$ 7,242,612
Expenses
Salaries	3,756,794
General and administrative	3,803,269
Bad debt expense	125,712
Total operating expense	7,685,775
Net income (loss)	($ 443,163)
==========
Net income (loss) per share	($ .05)
==========

4. NOTES PAYABLE

	1999	1998

Note payable to an individual dated December, 1998,
in original amount of $34,486, payable in monthly
installments of $900 and including interest at 10%.
Collateralized by the car wash.	$ 26,788	$ 34,486

Note payable to a related party of a tract of land in
Louisiana, dated October, 1997, in original amount
of $39,683, payable in annual installments of $9,921
and bearing interest at 9%. Collateralized by the land
in Louisiana.	44,571	44,571

Notes payable to a bank with various dates, in original
amount of $123,367, payable in monthly installments
with the final payment due in October, 2000, and bearing
interest at rates between 6.94% and 7.30%. One of these
notes was paid off during 1999. The remaining note is
secured by a shareholder loan.
	73,586	111,398
THE J. RISH GROUP, INC. BATON ROUGE, LOUISIANA NOTES TO FINANCIAL STATEMENTS
4. NOTES PAYABLE (continued)

	1999	1998

Note payable to a bank dated December, 1996, in original
amount of $325,000, payable in monthly installments with
the final payment due in May 2000, and bearing interest
at 9.50%. Collateralized by inventory, equipment and
accounts receivable.
	$ 60,382	$ 119,203

Note payable to a bank dated December1999, payable in
monthly installments with the final payment due in December
2000, and bearing interest at 8.5%. Collateralized by
Possessory collateral	150,000.	-

Note payable to a company dated September 1999, in
original amount of $43,558 payable in monthly installments
of $726 with the final payment due in September 2004,
and bearing interest at 7.0%. Collateralized by equipment.	30,021	-

Notes payable to related parties dated throughout 1999,
in original amount of $564,900, due on demand. The notes
are non-interest bearing and have no collateral.	564,900	-

Notes payable to individuals dated May, 1999, in original
amount of $125,000, due in May, 2000. The notes are
non-interest bearing and have no collateral.	115,000	-

Notes payable to a company dated March, 1999, in original
amount of $13,186.	6,053	-

Note payable to a bank dated August, 1999, in original
amount of $18,750, payable in monthly installments
of $381 and including interest of 8.0%. Collateralized
by a vehicle.	17,198	-

Notes payable to a bank dated December, 1999, in
original amount of $21,138 each, payable in monthly
installments of $662, and including interest of 8.0%.
Each note is collateralized by a vehicle.	42,275	-

Note payable to a shareholder dated August, 1999, in
original amount of $30,000, due in August, 2000, bearing
interest at 6.45%. Guaranteed by a shareholder CD.	30,000	-

	1,160,774	309,658
Less: Current Portion	(1,076,027)	(263,029)
	$ 84,747	$ 46,629
	=========	========

 THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

4.     NOTES PAYABLE (continued)

   Future maturities of long-term debt as of December 31, 1999 follow:
Year Ending December 31
2000	$ 1,076,027
2001	33,286
2002	33,296
2003	10,390
2004	7,775
$ 1,160,774
==========

5.     LINES OF CREDIT

     A revolving line of credit, which bears interest at 9.0% was provided to the Company under the terms of a credit agreement dated January 29, 1998. The Company renewed this line of credit in January, 1999. The terms of the agreement allow the Company to borrow up to $150,000 and expires January 29, 2000. At December 31, 1999 and 1998, $150,000 was outstanding under the line of credit. The line of credit is secured by a shareholder certificate of deposit .

     A revolving line of credit, which bears interest at 9.5% is provided to the Company under the terms of a credit agreement dated March 1, 1999. The terms of the agreement allow the Company to borrow up to $145,000 and expires March 1, 2000. At December 31, 1999, $113,000 was outstanding under the line of credit. The line of credit is secured by equipment and accounts receivable.

     A revolving line of credit, which bears interest at 10.5% was provided to the Company under the terms of a credit agreement dated February, 1998. The Company renewed this line of credit in February, 1999. The terms of the agreement allow the Company to borrow up to $150,000 and expires February, 2000. At December 31, 1999 and 1998, $60,661 and $115,661, respectively, was outstanding under the line of credit. The line of credit is secured by equipment and accounts receivable.

6.     STOCKHOLDERS' EQUITY

       Preferred Stock

The preferred stock is non-voting, non-cumulative, non-participating, convertible preferred stock. The stock is convertible into two shares of common stock of the Company. As a result of the 1998 reverse acquisition the preferred stock was deemed to have no value in the transaction and was adjusted to zero at December 31, 1998.

Common Stock

As a result of the 1998 reverse acquisition, the value of the common stock outstanding was adjusted to reflect the substance of the transaction. An additional 16,000,000 shares were to have been issued to complete the acquisition; however, as of the date of this report the shares have not been issued. The Company has a subscription receivable for the 16,000,000 to reflect the substance of the transaction.

THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

7.          THIRD-PARTY RATE ADJUSTMENTS AND REVENUE

     Approximately 90% of the net client service revenues were derived under federal third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any, may be material to the financial position, results of operations or cash flows of the Company. The net amount owed to Medicare at December 31, 1999 and 1998 was approximately $2,493,000 and $945,000.

8.     INCOME TAXES

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different period. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset of approximately $408,000 resulting from the loss carryforward described below has been fully reserved.

     The Company currently has net operating loss carryforwards aggregating approximately $1,200,000 which expire in 2014 - 2015.

9.     RELATED PARTY TRANSACTIONS

     In addition to the leases described in Note 10, and the loans described in Note 4, the Company has identified the following related party transactions with stockholders, affiliates, members of management, and companies in which the majority stockholder has partial ownership:

          1.     The Company has a month-to-month agreement to operate a car wash owned by an entity controlled by the Company's majority shareholder. The Company pays a monthly rental of $1,100 for which it receives all revenues from the car wash and is responsible for its operating expenses.

          2.     The Company purchased leasehold improvements from a company related through the majority shareholder. The purchases amounted to $131,783 and $33,645 for the years ended December 31, 1999 and 1998, respectively.

          3.     The Company repaid $205,293 in advances from shareholders during the year ended December 31, 1998.

          4.     The Company incurred expenses from two companies owned by a member of management for personnel placement, medical supplies and consulting expense for a total of approximately $1,300,000 and $763,000 in 1999 and 1998, respectively. The Company also leases the Monroe hospital from one of these companies for $45,000 per month. Additionally, the Company had notes payable of $564,900 and $ -0- and accounts payable of $1,087,052 and $948,551 outstanding at December 31, 1999 and 1998 to these companies.

THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS (continued)

     The Company has an unsecured, non-interest bearing note receivable from the majority shareholder of $88,868 and $83,000 at December 31, 1999 and 1998, respectively.

     The Company has receivables unsecured, non-interest bearing from affiliates totaling $13,872 and $10,668 at December 31, 1999 and 1998, respectively.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under leases extending to 2002. The majority of the leases have renewal options of two to three years at rates comparable to the present charges. Rental expense for the year ended December 31, 1999 and 1998 was $558,887 and $362,060, respectively. The Company anticipates that rental expense for these leases will continue at rates commensurate with the 1999 amount over the next four years. Minimum rental commitments are as follows:

2000	$ 796,991
2001	608,701
2002	553,750
2003	540,000
$ 2,499,442
==========

     Included in rent expense for 1999 and 1998 is $148,250 and $27,500 of rent paid to a related party for the use of office space. Commitments to this related party are included in the above schedule.

     A subsidiary of the Company is named as a defendant in a lawsuit regarding a promissory note. The note was assumed by a stockholder of the Company in a previous year and is not reflected on the books of the subsidiary. However, since the subsidiary was the original maker on the note, it is contingently liable. The suit is for approximately $120,000 plus 8% interest from May 31, 1999 plus 20% of fees on principal and interest. The outcome of this suit is unknown and has not been recorded in the accompanying financial statements.

11.   SUBSEQUENT EVENTS

     The following acquisitions were made subsequent to year-end:

          1)     Two new outpatient clinics are being started in the Mississippi Gulf Coast region. The commitments for the two clinics total $160,000.

          2)     Two new outpatient clinics are being started in Columbia, Mississippi and Magnolia, Mississippi. The commitments for the two clinics total $200,000.

          3)     The Company acquired a medical practice in Clinton, Louisiana for $400,000.

          4)     Two new health clubs were acquired in Tylertown, Mississippi and Clinton, Louisiana. The acquisitions were for a total of $80,000 for equipment.

          5)     The Company is contemplating the purchase of four hospitals. Total commitments related to these hospitals are $1,100,000.

THE J. RISH GROUP, INC.
BATON ROUGE, LOUISIANA

NOTES TO FINANCIAL STATEMENTS

12.    RETIREMENT PLAN

          The Company adopted a 401(k) retirement plan effective June 1, 1998. The Plan covers employees who are at least 21 years of age with one or more years of service. The Company does not offer a match or any other type of contribution to the plan.

13.    CONCENTRATIONS OF CREDIT RISK

     The Company grants credit without collateral to its clients, most of who are local residents and are insured under third-party payor Agreements. Revenues from clients and third-party payors were as follows:

Net Revenues
Medicare	90%
Medical and IMS	4%
PPOs	3%
Other Third-Party Payors	3%
100%

     The Company maintains its cash balances in various financial institutions located in areas of operation. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 and 1998, the Company's uninsured cash balances totaled approximately $392,000 and $339,000, respectively.

14.     STOCK OPTIONS GRANTED

     During 1997, the Company entered into a consulting contract that granted the consultant the option to purchase up to 1,000,000 shares of common stock at varying prices. During 1998, the consultant exercised options for the purchase of 600,000 shares at 16 cents per share. In consideration for the 600,000 shares, the Company received $6,000 in cash and cancelled $90,000 of accounts payable to the consultant. No other stock options were outstanding at December 31, 1999.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.       Identification of Directors and Executive Officers of the Company

     The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Since

Julian P. Rish	61	CEO, Sec./Treas., Director and
		Chairman of the Board	December, 1993
Edwin J. Cantin, Jr.*	46	President and Director	September 1998
Tracie Rish	40	Director	October, 1998
Julian W. Rish	27	Director	September 1998
Anatole J. Plaisance	67	President and Director	December, 1993

* As of 12/31/99, no longer a director or officer of the Company.

     Each Director will hold office until the shareholders Annual Meeting and until the Director's successor shall have been duly elected and qualified, or until the Director resigns or is removed as provided by the By-Laws.

B.       Family Relationships.

     Tracie Rish and Julian W. Rish are the children of Julian P. Rish.

C.      Business Experience

     The following is a brief account of the business experience during at least the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

     1)      Julian P. Rish. Mr. Rish obtained a Bachelor of Science degree in education and science in 1959 from Louisiana State University. Mr. Rish has over 30 years experience with medical management company and owns several businesses in the energy and real estate industries.

     2)      Anatole J. Plaisance. Mr. Plaisance obtained a Bachelor of Arts Degree in Political Science and History from the University of Southwestern Louisiana in May, 1987. In June, 1961, Mr. Plaisance obtained a LLB degree from Louisiana State University Law School and obtained his Juris Doctorate Degree from that law school in December 1968. From 1963 to 1980, Mr. Plaisance was a practicing attorney with the firm of Plaisance and Franques in Lafayette, Louisiana. Mr. Plaisance currently serves as a legal consultant to various attorneys and law firms.

     3)       Edwin J. Cantin, Jr  Mr. Cantin obtained a Bachelor of Science Degree in Management and Finance in 1976 from the University of New Orleans. Subsequent to this time, Mr. Cantin worked at several banks in the South Louisiana area as a Senior Loan and Credit Officer. Most recently Mr. Cantin was employed at First National Bank of Covington where he served as Senior Line Commercial Lender. In 1987, Mr. Cantin founded Northshore Capital Enterprises Co., L.L.C., a consulting and investment banking firm specializing in acquisitions, mergers, capitalization and syndication of ventures in the real estate, energy and marine industries.

     4)       Tracie Rish Ms. Rish has been employed in the medical industry for the last five years, primarily in the areas of marketing and business development in the Baton Rouge area and most recently functions as clinic administrator for one of the Company's rehabilitation facilities.

     5)      Julian W. Rish, Director. Mr. Rish has been in the construction and home improvement industry for more than five years as an independent contractor.

D.       Directorships.

     No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

E. Significant Employees
Name	Age	Position	Since

Gary Johnson	36	Chief of Clinical Operations	1997

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

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year	Salary
Julian P. Rish, CEO	1998	$250,000.00
	1999	$150,000.00

Gary Johnson, Chief of Clinical Operations	1998	$180,000.00
	1999	$216,000.00

Steve Jearnigan	1999	$150,000.00

     In 1997, no material remuneration has been paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer and the Company's four most highly compensated executed officers determined as of the end of each of the last three years.

A      Compensation Pursuant to Plans

     The Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described above in this item.

B.      Compensation of Directors

     Directors of the Company who are not employees of the Company may receive a fee of $250 per meeting for their attendance at meetings of the Company's Board of Directors, and are entitled to reimbursement for reasonable travel expenses.

C.      Termination of Employment and Change of Control Arrangement

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1999, the following persons were officers or directors of the Company or were known by the Company to own or control beneficially more than five percent of the Company's common stock, no par value:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Julian Rish 1907 Roseneath Drive Baton Rouge, LA 70806	5,579,361(1)	90%

(1) Pursuant to an Act of Exchange dated December 30, 1998 between Julian Rish and the Company, Julian Rish is entitled to receive 16,000,000 shares of common stock of the Company.

     Changes in Control. There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 30, 1998, the Company exchanged sixteen million (16,000,000) shares of Class A no par common stock of the company for all the issued and outstanding shares of: (1) Baton Rouge Outpatient Rehab, Inc.; (2) Feliciana Outpatient Services, Inc.; (3) S. W. Mississippi Outpatient Rehab of Woodville, Inc.; (4) S. W. Mississippi Outpatient Rehab of Glouster, Inc.; (5) S. W. Mississippi Outpatient Rehab of Natchez, Inc.; (6) S. W. Mississippi Outpatient Rehab of Port Gibson, Inc.; (7) N. E. Outpatient Rehab Services of Delhi, Inc.; (8) N. E. Louisiana Outpatient Rehab of Monroe, Inc.; and (9) J Co., Inc. (collectively, the "Clinics") which became wholly ownedsubsidiaries of the Company. The consideration for the exchange was determined as a result of an arm's length negotiation between the Company's disinterested directors and the Clinics' sole shareholder, Julian P. Rish. The amount of consideration was determined by the fair market value of the Clinics and the market price of the stock on December 15, 1998, the date that the Purchase Agreement between the Company and the Julian P. Rish was executed. The sole shareholder of the Clinics, Julian P. Rish, is the majority shareholder of the Company. He is also a Director, CEO and Secretary of the Company. The Company has an unsecured non-interest bearing note receivable from Julian P. Rish with a balance of $92,700.00 as of December 31, 1999. The Company also has receivables that are unsecured and non-interest bearing from affiliates totaling $18,572.00 as of December 31, 1999.

     Indebtedness of Management. No director or executive officer of the Company, nominee for election as a director, any member of the immediate family of such persons, the corporation ororganization (other than the Company) of which any of such persons is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, or any trust or other estate in which any of such persons has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.      Financial Statements and Schedules

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

WITNESSES:	THE J. RISH GROUP, INC.
/s/ Julian P. Rish

__________________________________	_____________________________________
By: Julian P. Rish, CEO, Controller, and Director
__________________________________

/s/ A. J. PLAISANCE
__________________________________
By: A. J. Plaisance, Director

/s/ Tracie Rish
__________________________________
Tracie Rish, Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.