Form 10QSB
period 2000-03-31
J RISH GROUP INC
filed 2000-05-22
CIK 846619

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

<X>   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

<   >   TRANSITION REPORT UNDER SECTION 133 OR 15 (d)
OF THE EXCHANGE ACT

For the transition period from:                To:

Commission file number: 33-26899-D

The J. Rish Group, Inc.
(Exact Name of Registrant as specified in its charter)

LOUISIANA	84-1082394
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Transitional Small Business Disclosure Format: YES:     NO: X

THE J. RISH GROUP

INDEX

PART I
FINANCIAL INFORMATION

J Rish Group, Inc.
Consolidated Balance Sheet
March 31, 1999 and 2000
Unaudited

	2000	1999

Cash	$ 892,827	$ 362,125
Accounts Receivable net of allow for doubtful accounts	2,251,827	402,414
Inventory		11,062
Prepaid	6,959	12,656

Total Current Assets	3,151,613	788,257

Fixed Assets less A/D	681,942	335,203
Land	250,000	469,150
Intangible Assets	185,385	51,039
Due from shareholder	7,868	-
Due from affiliates	23,872	810,620
	__________	_________
Total Assets	$ 4,300,680	$ 2,454,269
	=========	========
Accounts Payable	$ 1,683,521	$ 1,269,569
Third Party Reimbursement	2,195,462	945,226
Accrued expenses	416,116	497,429
Notes Payable	1,200,898	486,308
Line of Credit	173,661	-
Other Liabilities	1,072,052	-

Total Current Liabilities	6,741,710	3,198,532

Long-term Liabilities	194,747	68,754

Total Liabilities	6,936,457	3,267,286

Stock	80,036	80,036
Retained Earnings	(2,177,420)	(673,946)
Net Income	(538,392)	(219,107)

Total Capital	(2,635,776)	(813,017)
	__________	__________
Total Liabilities & Capital	$ 4,300,680	$ 2,454,269
	=========	========

J Rish Group, Inc.
Consolidated Statements of Operations
For Three Months Ending March 31, 1999 and 2000
Unaudited

	2000	1999

Gross Revenue	$ 9,828,097	$ 2,728,140
Contractual Allowance	5,442,173	1,500,477
Net Patient Revenue	4,385,925	1,227,663

Salaries & Benefits	1,876,463	677,432
Contract Labor	733,376	131,226
Insurance	82,972	16,283
Office Supplies	669,843	29,189
Management Fees	29,934	440,000
Consulting	348,444	7,777
Rent	309,396	39,567
Repairs & Maintenance	33,344	1,666
Retent & Recruit	47,304	-
Utilities	103,394	23,459
Depreciation	55,478	-
Bad Debts	400,046	-
Merchandise Purchases	26,711	22,541
Transportation Expense	64,771	18,187
Miscelaneous Expense	113,785	27,275
	4,895,259	1,434,604

Income (Loss) From Operations	(509,335)	(206,941)

Interest Income	183	-
Miscellaneous Income	18,497	-
Interest Expense	(45,074)	(12,166)
	(26,394)	(12,166)

Net Income (Loss)	$ (535,729)	$ (219,107)
	=========	========
Earnings (Loss) Per Share:

Net Loss	$ (0.06)	$ (0.03)

Weighted Average Shares Outstanding	8,731,000	8,731,000
	=========	========

J Rish Group, Inc.
Consolidated Statements of Cash Flows
For The Three Months Ending March 31, 1999 and 2000
Unaudited

	2000	1999

Cash Flows from Operating Activities
Net Loss	$ (535,729)	$ (219,107)
Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization	55,478	10,200
Changes in Assets and Liabilities:
(Increase) decrease in accounts receivable	950,211	2,165
(Increase) decrease in prepaid expenses	(2,244)	794
Increase(decrease) in third party settlements	(297,822)
Increase in A/P and Accrued Expenses	267,296	(348,991)
Increase(decrease) in Other Liabilities	(15,000)	(78,009)
Net cash provided by (used in) operating activities	422,191	(632,948)

Cash Flows From Investing Activities

Note receivable - affiliates	(10,000)	(422,116)
Acquisition of office equipment	(117,732)	(18,534)
Acquisition of facility		(85,000)
Proceeds from shareholder receivable	81,000
Net cash used in investing activities	(46,732)	(525,650)

Cash Flows From Financing Activities

Repayment of notes payable	(17,793)	(20,257)
Proceeds from notes payable	100,000	(139,437)
Net cash provided by financing activities	82,207	(159,694)

Increase(Decrease) in cash	457,666	(1,318,292)

Cash and Cash Equivalents, Beg of Period	435,161	1,680,417

Cash and Cash Equivalents, End of Period	$ 892,827	$ 362,125
	=======	========

The J. Rish Group, Inc.
Notes to Financial Statements

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the company's form 10-KSB filed for the year ended December 31, 1999.

The J. Rish Group, Inc.
Management's Discussion and Analysis of
Financial Position and Results of Operation

According to Julian Rish, CEO

Revenue for the first quarter of 2000 before contractual allowances totaled $9,828,097. This volume compares favorable to the last quarter of 1999 ($8,937,913) and reflects an overall increase of approximately 10%. This increase is due to a solid continued performance of the company's acute inpatient rehab hospital in Monroe, Louisiana as well as the new outpatient rehab that was opened in Jackson, Mississippi in January of 2000.

The company plans to open its second acute inpatient rehab hospital in Marion, Louisiana on or before June 15, 2000. This small-specialized hospital should boost monthly revenues by $800,000 per month and approximately $9,500,000 per year. Approximately one half of this amount or $4,750,000 will be generated during the last half of 2000.

Our two newest outpatient rehab clinics located in Vicksburg, Mississippi and Jackson, Mississippi are performing excellently well with monthly revenues each of $250,000 before contractual allowances for a total annual revenue of approximately $6,000,000 per year.

Two more outpatient clinics located at Columbia and Gulf Port, Mississippi are up and running since May 1, 2000 with one more to open in Magnolia, Mississippi on or before June 15, 2000. Assuming these clinics produce a minimum of $150,000 each month, and this is very conservative, they will boost fiscal 2000 revenues by $450,000 per month from July 1, through December 31, for a total of $2,700,000 for the last 6 months of 2000.

Plans call for adding (3) three more specialized hospitals before years end. In keeping with our plans to become a hospital management company in addition to hospital owners, we intend to manage the new additions. Each management contract could generate as much as $1,000,000 plus dollars each year and this revenue is private, not cost reimbursed. This will create a nice profit for the J. Rish Corp. Inc. and should create some interest in our stock. More details will be forthcoming on these hospitals later in the year, as they become realities.

Management notes that changes in reimbursement rates may be announced by HCFA on or before July 1, 2000. Preparations to adjust to these reduced rates of reimbursement have been management's objective since January 2000. Management is seasoned in this area as we have experienced reduced reimbursement rates in January 1,1999. We do not take them likely, and we are confident our preparation for these changes will position the company to take these changes in stride and continue to grow. Our ability to absorb these downward changes in rates of reimbursement on an ongoing basis speaks well of our company's strong emphasis on choosing capable seasoned management as well as "downloading" management principles and training throughout our organizations. Further, it is our strong belief that only companies that are managed extremely well, who can "adjust" to new situations almost overnight are the only ones that will survive in the ever changing health care industry.

Before contractual allowances and adjustments for anticipated reimbursement reductions on or before July 1,2000, anticipated revenue for 2000 should equal or exceed $55,000,000. If the company reaches this goal, revenues for 2000 will almost triple revenues of 1999 ($20,437,000). Management is very proud of this growth as it tracks toward its objective of $100,000,000 per year and the fact that it continues our aggressive expansion program in a fairly complicated but highly potential health care market.

Our strategy for the balance of 2000 is to hold the ground we have gained and to continue our rapid expansion. At every turn, we will seek opportunities through company start-ups as well as corporate acquisitions that will produce profits and diversify our income stream with cost reimbursed and private pay for the expressed purpose of generating profits for the benefit of our stockholders. Management feels strongly that existing cash flows will continue to be sufficient to carry our operations and to continue our expansion plans, as in the past. Management does however, feel the need to raise up to $10,000,000 for the expressed purpose of fueling some highly desirable acquisitions that would generate strong profits immediately. Negotiations have already begun with at least one firm to assist the company toward this end.

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

The J. Rish Group, Inc.
(Registrant)

Dated: May 19, 2000

By:

_____________________________________
Julian P. Rish, Chief Executive Officer