Form 10QSB
period 2000-06-30
J RISH GROUP INC
filed 2000-08-21
CIK 846619

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

THE J. RISH GROUP

INDEX

PART I
FINANCIAL INFORMATION
J Rish Group, Inc.
Consolidated Balance Sheet
June 30, 1999 and 2000
Unaudited

	2000	1999

Cash	$ 218,436	$ 317,253
Accts Rec net of AFDA	3,355,899	525,598
Inventory		-
Prepaids	3,801	10,686
	__________	__________
Total Current Assets	3,578,136	864,599

Fixed Assets less A/D	881,222	339,203
Land	252,001	-
Intangible Assets	469,880	50,039
Due from shareholder	-	-
Due from affiliates	-	500,751
	__________	__________
Total Assets	$ 5,181,239	$ 2,223,740
	=========	=========
Accounts Payable	$ 1,953,132	$ 1,400,297
Third Party Reimbursement	3,475,438	-
Accrued expenses	609,231	478,029
Notes Payable	529,096	462,551
Line of Credit	-	-
Other Liabilities	418,477	-
	__________	__________
Total Current Liabilities	6,985,374	3,286,104

Long-term Liabilities	1,343,363	1,687,537
	__________	__________
Total Liabilities	8,328,737	3454858

Stock	80,036	80,036
Retained Earnings	(2,177,420)	(673,946)
Net Income	(1,050,114)	(637,207)
	__________	__________
Total Capital	(3,147,498)	(1,231,117)
	__________	__________
Total Liabilities & Capital	$ 5,181,239	$ 2,223,740
	=========	=========

J Rish Group, Inc.
Consolidated Statements of Operations
For Three Months Ending and Year to Date June 30, 1999 and 2000
Unaudited

	<------------2000------------->		<------------1999------------->
	2nd Qrt	Year To Date	2nd Qrt	Year To Date
	___________	___________	___________	___________
Gross Revenue	$ 10,312,862	$ 20,140,959	$ 3,362,732	$ 6,090,872
Contractual Allowance	6,075,418	11,517,591	1,849,502	3,349,979
	___________	___________	___________	___________
Net Patient Revenue	$ 4,237,444	$ 8,623,368	$ 1,513,230	$ 2,740,893
	___________	___________	___________	___________
Salaries & Benefits	1,671,219	3,547,682	983,550	1,660,982
Contract Labor	962,181	1,695,557	108,717	239,943
Insurance	45,667	128,639	17,082	33,365
Office Supplies	641,283	1,311,126	69,840	99,029
Management Fees	368,500	398,434	530,000	970,000
Consulting	316,178	664,621	14,705	22,482
Rent	168,260	477,656	70,752	110,319
Repairs & Maintenance	91,804	125,147	21,660	23,326
Retention & Recruiting	75,042	122,346	-	-
Utilities	111,359	214,753	30,464	53,923
Depreciation	88,615	144,093	-	-
Bad Debts	32,388	432,432	-	-
Merchandise Purchases	14,432	41,143	13,625	36,166
Transportation Expense	67,431	132,202	20,541	38,728
Miscellaneous Expense	25,778	139,566	39,725	67,002
	___________	___________	___________	___________
Total Operating Expenses	$ 4,680,137	$ 9,575,397	$ 1,920,661	$ 3,355,265
	___________	___________	___________	___________
Income (Loss) From Operations	($ 442,693)	($ 952,029)	($ 407,431)	($ 614,372)
	___________	___________	___________	___________
Interest Income	(168)	16	-	-
Miscellaneous Income	(16,729)	1,768	-	-
Interest Expense	(54,795)	(99,869)	(10,669)	(22,835)
	___________	___________	___________	___________
	($ 71,692)	($ 98,085)	($ 10,669)	($ 22,835)
	___________	___________	___________	___________
Net Income (Loss)	($ 514,385)	($ 1,050,114)	($ 418,100)	($ 637,207)
	==========	==========	==========	==========
Earnings (Loss) Per Share:
Net Loss	($ 0.06)	($ 0.12)	($ 0.05)	($ 0.07)
Weighted Average Shares Outstanding	8,731,000	8,731,000	8,731,000	8,731,000
	==========	==========	==========	==========

J Rish Group, Inc.
Consolidated Statements of Cash Flows
For The Six Months Ending June 30, 1999 and 2000
Unaudited

	2000	1999

Cash Flows from Operating Activities
Net Loss	$ (1,050,114)	$ (418,100)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	144,093	5,000
Changes in Assets and Liabilities:
(Increase) decrease in accounts receivable	(53,861)	(123,184)
(Increase) decrease in prepaid expenses	914	1,970
Increase(decrease) in third party settlements	982,154
Increase in A/P and Accrued Expenses	730,022	111,329
Increase(decrease) in Other Liabilities	(668,575)	-
	___________	___________
Net cash provided by(used in) operating activities	84,633	(422,985)
	___________	___________
Cash Flows From Investing Activities

Note receivable - affiliates	21,740	309,870
Acquisition of office equipment	(389,458)	(8,000)
Acquisition of facility		-
Proceeds from shareholder receivable	81,000
	___________	___________
Net cash used in investing activities	(286,718)	301,870
	___________	___________
Cash Flows From Financing Activities

Repayment of notes payable	(114,640)	(33,757)
Proceeds from notes payable	100,000	110,000
	___________	___________
Net cash provided by financing activities	(14,640)	76,243
	___________	___________
Increase(Decrease) in cash	(216,725)	(44,872)

Cash and Cash Equivalents, Beg of Period	435,161	362,125
	___________	___________
Cash and Cash Equivalents, End of Period	$ 218,436	$ 317,253
	=========	=========

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

According to Julian Rish, CEO

Revenue before contractuals and other allowances, for the second quarter of 2000 totaled $10,312,862, an increase of approximately $500,000 over the first quarter and a year to date total of approximately $20,000,000. We are well on track to hit our 2000 annualized target of $55,000,000. Our new hospital in Marion, Louisiana is awaiting survey by state and federal authorities, which is now scheduled for August 17, 2000. We had targeted this opening for June 15, but construction delays and survey dates have delayed us until August. We are very optimistic that we will be surveyed on this date, and the strategically placed specialized inpatient rehab hospital will enjoy an immediate strong census and revenue of approximately $1,000,000 per month. The J. Rish Group is in negotiations to sell the physical property in this hospital and enter into a long-term management contract with the new owners. Should this take place, our gross revenue to the J. Rish Group will be reduced from approximately $1,000,000 per month to approximately $50,000 to $150,000 per month, depending upon the total number of services provided by us. However, the management fees are not cost-reimbursed dollars and will thus allow us to continue our transition to a management company and operating profits should make our company attractive to a wider range of investors and thus increase the value of our stock to the benefit of our current shareholders.

In addition to the Marion Hospital, we have entered into a management contract for an acute inpatient rehab hospital in Luling, Louisiana, just northwest of New Orleans and are in negotiations with a 55 bed general hospital in South Central Mississippi. This segment of our business (hospital management) will become the mainstay of our future.

Other "for profit" avenues are being developed for our company. We are currently installing a 1.5 magnetic resonance imaging unit (MRI) center in Clinton, Louisiana where we currently operate an outpatient rehab center, a rural health clinic, a health club and a two physician private practice. We are currently in negotiations with one other family practitioner in Clinton to acquire his practice. Should we be successful, we will see 90% (approximately 150 patients/day of the patients seen per day in this small rural, bedroom community north of our headquarters city of Baton Rouge while delivering a very high, quality of health care and a very diversified range of services.

The MRI Center has excellent prospects of profitability since recent changes in HCFA have seriously reduced the fee schedule for hospitals, where much of this type work has been performed. Freestanding MRI Centers are not affected by these new HCFA developments and the prospects for very nice returns on investment are great. Clinton, Louisiana is certainly a small community in which we have a grand presence.

Either in Clinton or within 10 to 15 miles of Clinton, we plan to locate an acute inpatient rehab hospital. Since this geographic locale is virtually surrounded by our outpatient clinics, the time is right and natural for this final component to develop and maintain a strong multifaceted regional healthcare presence. The fact that we will diversify into private areas such as hospital management, free-standing MRI Centers and corporately owned medical practices is helping our transition out of dependence on Medicare cost-reimbursed not-for-profit revenue.

Management is currently working with two investment banking firms in New York to raise approximately $20 million dollars to aid our company in continued growth. Capital is needed to allow us to take advantage of unprecedented growth opportunities that greet us almost daily. Specifically, our needs for capital fall into four categories as follows:

1.   We need to add key people, executive types with proven track records whose annualized salaries will average $125,000 annually.

2.   We need larger corporate facilities, thus we must rent a larger space or perhaps more wisely, build a new building to house both our corporate activities and our Baton Rouge based clinical activities. Current rents would justify building our own facility.

3.   We need cash on hand to expedite acquisitions to continue the fast track growth toward a greater regional presence and corporate profits. We have such an opportunity at present where approximately one million dollars upfront will result in the acquisition of a new, aggressive, free-standing imaging company that will report a pre-tax net profit this year on just one of four sites of an approximate 1 million. The asking price for the company is five million.

4.   We would be a little more comfortable with at least 3 million on hand as operating capital. Excellent money management thus far has kept us a very viable company with no cash crises and no major debt. However, we want to maintain this posture and with our larger cash flow presently being derived from Medicare, we would feel better with a reserve fund.

We continue to be very excited about our future at the J. Rish Group. Our determination to counter balance our revenue with private dollars as compared to Medicare dollars continues at the scheduled pace. Profits are in our future. Profits should excite our present shareholders and attract new ones. Our efforts with investment bankers will lead to new capital and hopefully market makers. Management is very pleased with progress to date and is confident we will remain on track to meet our growth objective.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

Not applicable.

ITEM 2: CHANGES IN SECURITIES.

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5: OTHER INFORMATION.

Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

     A.   Not applicable.

     B.   Exhibit 27 - Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The J. Rish Group, Inc.
(Registrant)

Dated: August 18, 2000

By:    /s/ Julian P. Rish
     _____________________________________.
     Julian P. Rish, Chief Executive Officer