Form 10QSB
period 2000-09-30
J RISH GROUP INC
filed 2000-11-28
CIK 846619

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

THE J. RISH GROUP

INDEX

PART I

FINANCIAL INFORMATION
J Rish Group, Inc.
Consolidated Balance Sheet
September 30, 1999 and 2000
Unaudited

	2000	1999

Cash	$ 487,739	$ 892,208
Accts Rec net of AFDA	2,915,528	1,415,473
Inventory	888	11,062
Prepaids	11,903	6,986

Total Current Assets	3,416,058	2,325,729

Fixed Assets less A/D	1,187,194	985,606
Land	252,001	469,150
Intangible Assets	482,411	52,813
Due from shareholder	-	-
Due from affiliates	265,703	-

Total Assets	$ 5,603,367	$ 3,833,298

Accounts Payable	$ 2,457,642	$ 1,482,890
Third Party Reimbursement	3,294,233	876,780
Accrued expenses	351,951	500,388
Notes Payable	593,942	1,624,426
Line of Credit	104,522	-
Other Liabilities	911,798	-

Total Current Liabilities	7,714,089	4,484,484

Long-term Liabilities	1,952,185	-

Total Liabilities	9,666,274	4,484,484

Stock	80,036	80,036
Retained Earnings	(2,177,420)	127,352
Net Income	(1,965,523)	(858,574)

Total Capital	(4,062,907)	(651,186)

Total Liabilities & Capital	$ 5,603,367	$ 3,833,298

J Rish Group, Inc.
Consolidated Statements of Operations
For Nine Months Ending and Year to Date September 30, 1999 and 2000
Unaudited

	<------------2000------------->		<------------1999------------->
	3rd Qrt	Year To Date	3rd Qrt	Year To Date

Gross Revenue	$ 15,178,953	$35,319,912	$ 5,408,281	$11,499,153
Contractual Allowance	10,920,798	22,438,389	2,440,880	5,790,859

Net Patient Revenue	$ 4,258,155	$12,881,523	$ 2,967,401	$ 5,708,294

Salaries & Benefits	1,722,290	5,269,972	1,218,796	2,879,778
Contract Labor	1,051,547	2,747,104	260,043	499,986
Insurance	44,363	173,002	41,892	75,257
Supplies	816,943	2,128,069	151,813	250,842
Management Fees	14,103	412,537	481,681	1,451,681
Consulting	176,713	841,335	260,922	283,404
Rent	306,871	784,527	98,904	209,223
Repairs & Maintenance	57,449	182,597	71,809	95,135
Retention & Recruiting	56,178	178,524	46,632	46,632
Utilities	110,393	325,146	71,183	125,106
Depreciation	82,749	226,842	-	-
Bad Debts	394,640	827,074	335,000	335,000
Merchandise Purchases	44,793	85,936	22,947	59,113
Transportation Expense	84,020	216,222	62,555	101,283
Miscellaneous Expense	161,233	300,796	36,260	103,262

Total Operating Expenses	$ 5,124,285	$14,699,683	$ 3,160,437	$ 6,515,702

Income (Loss) From Operations	($ 866,130)	($ 1,818,160)	($ 193,036)	($ 807,408)

Interest Income	(72)	(87)	-	-
Miscellaneous Income	(848)	(2616)	-	-
Interest Expense	50,197	150,066	28,329	51,164

	$ 49,277	$ 147,363	$ 28,329	$ 51,164

Net Income (Loss)	($ 915,407)	($1,965,523)	($ 221,365)	($ 858,572)

Earnings (Loss) Per Share:
Net Loss	($0.10)	($0.23)	($0.03)	($0.10)

Weighted Average Shares Outstanding	8,731,000	8,731,000	8,731,000	8,731,000

J Rish Group, Inc.
Consolidated Statements of Cash Flows
For The Nine Months Ending September 30, 1999 and 2000
Unaudited

	2000	1999

Cash Flows from Operating Activities
Net Loss	$ (1,965,523)	$ (221,366)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Provision for Bad Debt	827,074	350,000
Depreciation and amortization	226,842	-
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(386,703)	889,876
(Increase) Decrease in Inventory	(888)	-
(Increase) Decrease in Prepaid Expenses	(8,102)	3,700
Increase(Decrease) in Third Party Settlements	(181,205)	-
Increase(Decrease) in Account Payable	504,510	104,951
Increase(Decrease) in Accrued Expenses	(257,280)	-
Increase(decrease) in Other Liabilities	493,321	(68,446)

Net cash provided by(used in) operating activities	(747,954)	1,058,715

Cash Flows From Investing Activities

Note receivable - affiliates	275,423	-
Acquisition of Furniture & Equipment	(575,140)	(146,404)
Acquisition of Facility	-	(500,000)
Purchase of Intangible Assets	-	(2,773)
Proceeds from shareholder receivable	81,000	-

Net cash used in investing activities	(218,717)	(649,177)

Cash Flows From Financing Activities

Repayment of notes payable	(251,487)	(168,754)
Proceeds from Line of Credit	104,522	-
Proceeds from notes payable	1,166,214	334,172

Net cash provided by financing activities	1,019,249	165,418

Increase(Decrease) in cash	52,578	574,956

Cash and Cash Equivalents, Beg of Period	435,161	317,252

Cash and Cash Equivalents, End of Period	$ 487,739	$ 892,208

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

According to Julian Rish, CEO

Revenues for the third quarter, of the year 2000 before contractuals, increased to $15,178,953.00, an approximate increase of $5,000,000.00 over the second quarter or approximately 33%. Total revenue through the third quarter before contractuals, equals $35.3 million. We continue to make predicable progress relative to our financial projections

The increased revenue has come from our basic outpatient clinical operations and the on-set of our Marion Louisiana Hospital. We expect to see a new revenue stream emanating from our free standing MRI Center in Clinton, LA during the last 30 days of this year. The on-set of this system has been delayed to time losses associated with the delivery of the system to our site as well as delays caused by the local power company to deliver three-phase power to our site. We anxiously anticipate the on-set of this business. It is not cost-reimbursed and should add to our profit picture in the coming months.

As we prepare for "for-profit" activities in all our outpatient clinics, we have begun to reduce costs by reducing pay roll and any other marginal or unnecessary costs. We have begun to pursue the workmen's compensation market as well as the personal injury market at all locations. Pursuing these and other un-tapped markets are the first steps towards converting from total cost-reimbursement to more private non-reimbursed dollars.

Significant developments for the year include contact with a Wall Street investment-banking firm. The principle of the firm has visited our headquarters site in Baton Rouge, La and has begun a due-diligence process to determine if they will underwrite us. We should know their decision on or before January 15th, 2001. I am optimistic about these needed developments.

The Luling Outpatient Rehab Hospital in Luling, Louisiana, just north of New Orleans, Louisiana has been surveyed and is now receiving patients. This is a hospital unto which we have signed a management contract as well as underwritten the start-up. We are excited about this facility as it will pay us as a management company and the contract should approach $300,000.00 annually.

All existing operations are performing very well and we will work hard to maintain this position. New ventures before us include the opportunity to develop a 10.5-acre medical complex in the city of Baton Rouge. The tenants will be a group of participating doctors as well as, ourselves. Further, the physicians group will also maintain a minor ownership interest. This is a 22.5 million dollar project.

We have also begun discussions with a group of therapists in the northern part of Mississippi who own and operate twelve profitable physical therapy outpatient centers. The prospects of acquiring this company meet several desirable criteria:

  They are profitable
  They are not dependant upon cost-reimbursement from the government.
  They are ideally geographically located. Everywhere they are located in Mississippi, we desire to be.

As always, many new opportunities await us. We are moving as fast as our manpower and resources will allow as our continual growth demonstrates. We are hopeful that we will be able to consummate a relationship with our newly discovered investment banking firm. Achieving this will allow us to take some new steps towards the future as well as provide a bit of relief for some of our people that are working extremely hard.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

Not applicable.

ITEM 2: CHANGES IN SECURITIES.

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5: OTHER INFORMATION.

Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

  Not applicable.
  Exhibit 27 - Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The J. Rish Group, Inc.
(Registrant)

Dated: November 27, 2000

By:

_____________________________________.

Julian P. Rish, Chief Executive Officer